Form 10-Q
period 1995-12-31
FIRST BANCORP /IN/
filed 1996-02-13
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended December 31, 1995

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to ________________

                             Commission File Number
                                     0-17915

                                   1ST BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                  35-1775411
---------------------------------         ---------------------------------
(State of other jurisdiction                     (I.R.S. Employer
of Incorporation or organization)             Identification Number)

       101 N. Third Street
        Vincennes, Indiana                             47591
---------------------------------         ---------------------------------
      (Address of principal                          (Zip Code)
        executive office)

        Registrant's telephone number, including are code: (812) 882-4528

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              YES_____X_________NO______________

As of February 13, 1996, there were 665,731 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION:                                      Number

Item 1.     Financial Statements

                Consolidated Condensed Statements
                     of  Financial Condition,
                     December 31, 1995 and June 30,
                     1995 (Unaudited)                                  3

                Consolidated Condensed Statements
                     of Earnings, Three Months and
                     Six Months Ended December 31, 1995
                     And 1994 (Unaudited)                              4

                Consolidated Condensed Statements of
                    Cash Flows, Six Months Ended
                    December 31, 1995 and 1994
                    (Unaudited)                                        5


                Notes to Consolidated Condensed
                     Financial Statements (Unaudited)                6-7

Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                  8-15

PART II.  OTHER INFORMATION                                           16

SIGNATURES                                                            18

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited and in Thousands)



                                                      December 31,    June 30,
                                                          1995          1995
                                                      ------------    --------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                           $12,800       $15,978
    Non-interest bearing deposits                           286         1,354
                                                       --------      --------
          Cash and cash equivalents                      13,086        17,332
                                                       --------      --------
Investment securities held to maturity
    (market value of $29,144 at December 31, 1995
    and $70,281 at June 30, 1995)                        29,536        72,005
Investment securities available for sale                  9,209             -
Loans receivable, net                                   172,863       201,819
Loans held for sale                                       8,931         5,104
Accrued interest receivable:
    Investment securities                                   602         1,394
    Mortgage-backed securities and loans                  1,058         1,174
Stock in FHLB of Indianapolis, at cost                    4,376         3,876
Office premises and equipment                             3,031         3,989
Real estate owned                                           143           145
Prepaid expenses and other assets                         5,702         5,921
                                                       --------      --------
TOTAL ASSETS                                           $248,537      $312,759
                                                       ========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                           $125,350      $209,805
    Advances from FHLB and other borrowings              94,902        79,387
    Advance payments by borrowers for taxes
       and insurance                                        728         2,321
    Accrued interest payable on deposits                    773           504
    Accrued expenses and other liabilities                5,409         4,039
    Deferred income taxes                                     7           370
                                                       --------      --------
          Total Liabilities                            $227,169      $296,426
                                                       --------      --------
Stockholders' Equity:
    Preferred stock, no par value; shares
       authorized of 2,000,000, none outstanding              -             -

    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of 665,731 at December 31, 1995 and
       665,989 at June 30, 1995 (Note 2)                   $634          $634
    Paid-in capital                                       2,752         2,825
    Retained earnings, substantially restricted          18,007        13,064
    Unrealized depreciation on securities                   (25)         (190)
                                                       --------      --------
          Total Stockholders' Equity                    $21,368       $16,333
                                                       --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $248,537      $312,759
                                                       ========      ========


See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (Unaudited and in Thousands, Except Per Share Data)

                                                            Three Months Ended                Six Months Ended
                                                                December 31,                    December 31,
                                                             -----------------               -------------------
                                                             1995         1994               1995           1994
                                                             ----         ----               ----           ----
INTEREST INCOME:
   Loans and mortgage-backed securities                  $4,209           $3,804            $8,447        $7,227
   Investment securities                                  1,014            1,023             2,186         1,901
   Other short-term investments and
     interest bearing deposits                              221              165               438           292
                                                          -----            -----             -----         -----
  Total Interest Income                                   5,444            4,992            11,071         9,420
                                                          -----            -----             -----         -----
INTEREST EXPENSE:
   Deposits                                               2,497            2,117             5,269         4,135
   Short-term borrowings                                     32              155                56           199
   FHLB advances and other borrowings                     1,314              950             2,477         1,655
                                                          -----            -----             -----         -----
  Total Interest Expense                                  3,843            3,222             7,802         5,989
                                                          -----            -----             -----         -----
NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                             1,601            1,770             3,269         3,431
Provision for loan losses                                    20               35                45            50
                                                          -----            -----             -----         -----
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                             1,581            1,735             3,224         3,381
                                                          -----            -----             -----         -----
NON-INTEREST INCOME:
   Fees and service charges                                  84              391               224           758
   Net gain (loss) on sales of investment securities
      and trading account investments                      (123)               1              (122)            1
   Net gain on sales of loans and
      mortgage-backed securities                            340               98               652           150
   Net gain on sale of branch offices                     7,274             --               7,274          --
   Other                                                    357            1,194               934         1,371
                                                          -----            -----             -----         -----
  Total Non-Interest Income                               7,932            1,684             8,962         2,280
                                                          -----            -----             -----         -----
NON-INTEREST EXPENSE:
   Compensation and employee benefits                     1,206            1,022             2,240         2,111
   Net occupancy                                            198              214               403           418
   Federal insurance premiums                               132              119               268           238
   Other                                                    660              615             1,175         1,147
                                                          -----            -----             -----         -----
  Total Non-Interest Expense                              2,196            1,970             4,086         3,914
                                                          -----            -----             -----         -----
Earnings Before Income Taxes                              7,317            1,449             8,100         1,747
Income Taxes                                              2,735              527             3,030           632
                                                          -----            -----             -----         -----

NET EARNINGS                                             $4,582             $922            $5,070        $1,115
                                                          =====            =====             =====         =====
EARNINGS PER SHARE:                                       $6.84            $1.43             $7.56         $1.73

See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in Thousands)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                ------------------------
                                                                                   1995            1994
                                                                                   ----            ----
Net Cash Flow From Operating Activities:
   Net earnings                                                                 $5,070            $1,115
   Adjustments to reconcile net cash provided by operating activities:
     Depreciation and amortization                                                 165                48
     Amortization of purchased and originated servicing premium                     69               274
     Originated mortgage servicing rights capitalized                             (344)               --
     Gain on sale of loans and mortgage-backed securities                         (651)             (150)
     Gain on sale of investment securities                                         122                --
     Gain on sale of loans - branch sales                                         (553)               --
     Gain on sale of office premises and equipment -  branch sales                (453)               --
     Gain on sale of deposits - branch sales                                    (6,715)               --
     Net change in loans held for sale                                          (3,827)              404
     Provision for loan losses                                                      45                50
     Decrease (increase) in accrued interest receivable                            908              (449)
     Decrease (increase) in prepaid expenses and other assets                      223            (1,639)
     Increase (decrease) in accrued expenses and other liabilities               1,166              (482)
     Undistributed loss of investment in limited partnership                       183                --
                                                                              --------           -------
        NET CASH USED BY OPERATING ACTIVITIES                                  ($4,592)            ($829)
                                                                              --------           -------
Cash Flows From Investing Activities:
     Purchases of investment securities                                       ($16,120)          (13,228)
     Purchases of investment securities - available for sale                    (2,000)               --
     Proceeds from sales of investment securities                               38,078                --
     Proceeds from maturities and calls of investment securities                13,421                --
     Principal collected on loans and mortgage-backed securities,
       net of originations                                                       1,890           (18,920)
     Purchases of stock of FHLB of Indianapolis                                   (500)           (1,375)
     Purchases of office premises and equipment                                    (92)             (151)
     Purchases of limited partnership investment                                    --            (2,500)
     Proceeds from sale of office premises and equipment - branch sales          1,316                --
     Proceeds from sale of loans - branch sales                                 28,369                --
     Sale of deposits - branch sales                                           (78,473)               --
     Other                                                                      (1,591)             (242)
                                                                              --------           -------
        NET CASH USED BY INVESTING ACTIVITIES                                 ($15,702)         ($36,416)
                                                                              --------           -------
Cash Flows From Financing Activities:
     Net increase in deposits                                                     $733           $12,559
     Proceeds from FHLB advances and other borrowings                           73,014            99,080
     Repayment of FHLB advances and other borrowings                           (57,499)          (66,983)
     Proceeds from issuance of common stock                                        109                71
     Payment of dividends on common stock                                         (128)              (56)
     Purchase and retirement of common stock                                      (181)               --
                                                                              --------           -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                              $16,048           $44,671
                                                                              --------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           ($4,246)           $7,426
Cash and Cash Equivalents at Beginning of Period                                17,332             7,651
                                                                              --------           -------
Cash and Cash Equivalents at End of Period                                     $13,086           $15,077
                                                                              ========           =======



See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. These financial statements are condensed and do not contain all disclosures required by generally accepted accounting principles which would be included in a complete set of financial statements.

Note 2. Stock Dividend

On December 21, 1995, the Board of Directors approved a 5% common stock dividend with a record date of January 26, 1996 and payment date of February 9, 1996. All share and per share data have been adjusted to reflect the 5% stock dividend.

Note 3.  Earnings Per Share

Earnings per share have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the computation was 669,525 and 644,320 for the three months ended and 670,227 and 643,461 for the six months ended December 31, 1995 and 1994, respectively.

Note 4.  Stock Option and Purchase Plans

The Corporation has an Incentive Stock Option Plan whereby 49,220 shares of authorized but unissued common stock were reserved for issuance upon the exercise of stock options granted to key employees. Stock options have been granted for 49,220 shares under the plan at an option price of $5.71 per share. The Corporation also has a stock option plan under which 157,500 shares of authorized but unissued common stock were reserved. Under this plan, 91,875 non-qualified stock options were granted at $5.71 per share to outside directors, and 39,375 incentive stock options and 9,844 non-qualified stock options were granted at $5.71 and $5.86 per share, respectively, to certain key employees. All options granted have been exercised or canceled as of December 31, 1995.

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of the Bank can purchase its common stock at a discount; 13,125 authorized but unissued shares were reserved for issuance under this plan. The purchase price of these shares is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. A total of 5,213 shares were issued and purchased by employees in the first quarter of fiscal year 1996 for the fiscal 1995 plan year.

                          1ST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Stock Repurchase Plan

In November 1993, the Board authorized the repurchase of up to 10% of the outstanding shares of common stock (635,839 shares were outstanding at the time), subject to market conditions, over a two year period which expired in November 1995. During the quarter ended December 31, 1995, 6,358 shares of common stock were repurchased. Cumulatively, 63,583 shares of common stock were repurchased through the plan.


Note 6. Branch Sales

On December 16, 1995, 1ST BANCORP completed the sale of certain assets and certain liabilities of two retail branch offices of its thrift subsidiary, First Federal Bank, A Federal Savings Bank, to two of STAR Financial Group, Inc.'s subsidiary banks. The sale produced a pre-tax gain of $7.3 million. The transaction consisted of the sale of deposits, mortgage and consumer loans, and office premises and equipment.

Note 7.  Investment Reclassification

A reclassification of investment securities from the held to maturity portfolio to the available for sale portfolio occurred during the quarter ended December 31, 1995, in accordance with the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which was issued November 15, 1995. The investment securities that were reclassified had a carrying value of $45,838,000 and a market value of $46,061,000 at the time of transfer.

Note 8.  Reclassifications

Certain amounts in the fiscal year 1995 consolidated financial statements have been reclassified to conform to the fiscal year 1996 presentation.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

(a)  Financial Condition:

On December 16, 1995, 1ST BANCORP completed the sale of certain assets and certain liabilities ( the "Branch Sales") of two retail branch offices of its thrift subsidiary, First Federal Bank, A Federal Savings Bank ("First Federal" or the "Bank"), to two of STAR Financial Group, Inc.'s subsidiary banks (the "Purchasers"). STAR Financial Bank, Marion, Indiana ("STAR Marion") purchased certain assets and assumed certain liabilities of First Federal Bank's retail branch office located in Kokomo, Indiana. STAR Financial Bank, Indianapolis, Indiana ("STAR Indianapolis") purchased certain assets and assumed certain liabilities of First Federal's retail branch office located in Tipton, Indiana.

The sale of the branch offices included approximately $78.5 million in deposits and $28.4 million in mortgage and consumer loans. The sale also included the retail branch offices' premises and equipment. The Bank transferred cash totaling approximately $41.4 million to the Purchasers in connection with the branch sales. The sale contributed approximately $4.5 million after tax to 1ST BANCORP's stockholders' equity.

Total assets at December 31, 1995, were $248,537,000, a decrease of $64,220,000, or 20.53%, from total assets of $312,759,000 at June 30, 1995. The decline in total assets is primarily attributable to the Branch Sales.

Cash and cash equivalents declined by $4,246,000, or 24.50%, to $13,086,000 at December 31, 1995, from $17,332,000 at June 30, 1995. The decreased cash accounts were attributable primarily to increased mortgage loan production and the funding of normal business operations.

Investment securities consist primarily of U.S. Agency securities. The majority of securities have either a "call" or "step-up" feature, which provides the Bank with flexibility under varying interest rate scenarios. In a falling interest rate environment, the securities with a "call" feature would be called by the issuer. The rates paid on the "step-up" securities increase after a period of time. Generally, the rates increase on the securities several times prior to maturity.

The level of investment securities held to maturity (including mortgage-backed securities) decreased to $29,536,000, a decline of $42,469,000, or 58.99%, at December 31, 1995, from $72,005,000 at June 30, 1995. The most significant cause for the decline was the reclassification of investment securities from the held to maturity portfolio to the available for sale portfolio. The reclassification of investment securities from the held to maturity portfolio to the available for sale portfolio occurred during the quarter ended December 31, 1995 in accordance with the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which was issued November 15, 1995. The investment securities that were reclassified had a carrying value of $45,838,000 and a market value of $46,061,000 at the time of transfer. Other activity within the investment securities held to maturity portfolio during the six months ended December 31, 1995, included the exercise of the call feature on securities totaling $12,750,000 and purchases of securities totaling $16,120,000.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Investment securities available for sale totaled $9,209,000 at December 31, 1995, compared with no investment securities available for sale at June 30, 1995. The primary cause of the increased level of investment securities available for sale was the reclassification of investment securities from the held to maturity portfolio to the available for sale portfolio. A total of $45,838,000 of securities were reclassified to the available for sale portfolio and $38,078,000 of these securities were sold during the quarter ended December 31, 1995. The most significant factor in the reclassification and subsequent sale of securities was to provide cash to fund the deposits sold in conjunction with the Branch Sales.

Net loans receivable declined by $28,956,000, or 14.35%, to $172,863,000 at December 31, 1995, from $201,819,000 at June 30, 1995. The primary cause for the reduced level of net loans receivable was the Branch Sales. Loans sold as part of the Branch Sales totaled $28,369,000. These loans consisted primarily of loans secured by one-to-four family dwellings and secured and unsecured consumer loans. Loans held for sale increased by $3,827,000 to $8,931,000 at December 31, 1995 from $5,104,000 at June 30, 1995.

Loan production during the six months ended December 31, 1995 increased compared to the same period of the prior year as interest rates trended downward. During the six months ended December 31, 1995, the Bank funded $82.4 million of loans compared to $66.2 million of loans during the six months ended December 31, 1994. As the economic environment has changed, the Bank has continued to develop new mortgage loan products to serve its customers. During fiscal 1995, the Bank developed a wholesale nonconforming mortgage loan network as a means of augmenting its traditional conforming loan markets.

During the three months ended September 30, 1995, a retail non-conforming mortgage loan program was implemented within the Bank's loan origination network. The Bank has continued its expansion into new markets for both the wholesale and retail non-conforming mortgage loan segments. During the six months ended December 31, 1995, non-conforming mortgage lending constituted $18.4 million, or 22.33%, of total loans funded during the period. A majority of these loans are sold on a non-recourse basis in the non-conforming secondary market. However, a segment of the highest quality loans are retained in portfolio to increase interest income, and in the case of adjustable rate product, to reduce interest rate risk. Continued emphasis is also being placed on consumer lending for the same reasons.

Asset quality remains strong. At December 31, 1995, non-performing assets totaled $1,088,000, or .44% of total assets. This compares to $545,000 of non-performing assets, or .17% of total assets, at June 30, 1995. The increase in non-performing assets was the result of single family loans becoming 90 days or more past due. The increase in non-performing assets represents a net increase of only seven additional loans that were placed on non-accrual status due to delinquency. All of these loans are consumer loans or mortgage loans secured by one-to-four family dwellings.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The table below sets forth the amounts and categories of 1ST BANCORP's non-performing assets (non-accrual loans and other non-performing assets) for the balance sheet dates presented. Loans are reviewed regularly and are placed on non-accrual status when they become contractually past due 90 days or more.

                                                  December 31,          June 30,
                                                     1995                 1995
                                                     ----                 ----
                                                           (In Thousands)
Non-performing assets:
 Non-accrual loans                                 $   945              $  400
 Other non-performing assets (1)                       143                 145
 Restructured loans                                     --                  --
 ------------------                                -------              ------
Total non-performing assets                         $1,088              $  545
Non-performing assets to total assets                  .44%                .17%

(1) Certain assets acquired through foreclosures or deeds in lieu of foreclosure, which are included in the Statement of Financial Condition as real estate owned.

During the six months ended December 31, 1995, the Bank established, through operations, provisions for loan losses totaling $45,000. In addition, the Bank realized net charge-offs through its allowance for loan loss accounts of $35,000. The Bank's allowance for loan loss was $888,000 at December 31, 1995 and $878,000 at June 30, 1995.

Prepaid expenses and other assets decreased by $219,000, or 3.70%, to $5,702,000 at December 31, 1995, from $5,921,000 at June 30, 1995. The largest decrease in this category, purchased mortgage servicing rights ("PMSR"), decreased by $1,306,000 to $126,000 at September 30, 1995, from $1,432,000 at June 30, 1995.
Offsetting the decrease in PMSR were increases in various other prepaid expenses and other asset accounts. The most significant increase was approximately $1,008,000 in accounts receivable which represented payments due from brokers from the sale of investment securities.

The majority of the decrease of PMSR was due to a $161.1 million sale of mortgage servicing rights. PMSR had been previously recognized on a significant portion of the servicing rights sold. The sale of servicing rights was executed primarily to mitigate prepayment risk. Mortgage loans serviced for other owners decreased by $130,548,000, to $61,741,000 at December 31, 1995, from
$192,289,000 at June 30, 1995.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

As of July 1, 1995, the Bank adopted the Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amended FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others however those servicing rights are acquired. For the six months ended December 31, 1995, and in conjunction with the adoption of SFAS 122, the Bank recognized $335,000 of servicing rights on loans that were originated through its loan origination network and retail banking offices. The Bank had definitive plans to sell these mortgage loans and retain the servicing rights. These servicing rights are included in the "Prepaid Expenses and Other Assets" category on the Statement of Financial Condition.

Total deposits decreased by $84,455,000, or 40.25%, to $125,350,000 at December 31, 1995 from deposits of $209,805,000 at June 30, 1995. The primary cause for the reduced level of deposits was the Branch Sales. Deposits sold as part of the Branch Sales totaled $78,473,000. In addition, in the months prior to consummation of the Branch Sales, the Bank allowed a run-off of public funds at its former Tipton and Kokomo branch offices.

Advances from the Federal Home Loan Bank ("FHLB") and other borrowings increased by $15,515,000, or 19.54%, to $94,902,000 at December 31, 1995 from $79,387,000 at June 30, 1995. The increase in borrowed money was used primarily to fund the portion of the deposits sold as part of the Branch Sales that the sales of assets did not cover.

Advance payments by borrowers for taxes and insurance decreased by $1,593,000, or 68.63%, to $728,000 at December 31, 1995 from $2,321,000 at June 30, 1995.
The sale of servicing rights during the six months ended December 31, 1995 was primarily responsible for the declined level of escrow held by the Bank. The sale of mortgage loans as part of the Branch Sales also contributed to the decline.

Accrued expenses and other liabilities increased by $1,370,000, or 33.92%, to $5,409,000 at December 31, 1995, from $4,039,000 at June 30, 1995. Primarily responsible for the increased accrued expenses were income taxes payable. The increased income taxes payable were attributable to significantly higher earnings during the six months ended December 31, 1995 as compared with the same period of the prior year.

(b)  Results of Operations:

During the three months ended December 31, 1995, 1ST BANCORP had net earnings of $4,582,000, or $6.84 per share, compared to net earnings of $922,000, or $1.43 per share, for the three months ended December 31, 1994. During the six months ended December 31, 1995, 1ST BANCORP had net earnings of $5,070,000, or $7.56 per share, compared to net earnings of $1,115,000, or $1.73 per share, for the six months ended December 31, 1994. The increased three and six months earnings were the result of increased non-interest income, and more specifically the Branch Sales.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Net interest income before provision for loan losses was $1,601,000 for the three months ended December 31, 1995, compared to $1,770,000 for the three months ended December 31, 1994. Net interest income before provision for loan losses was $3,269,000 for the six months ended December 31, 1995, compared to $3,431,000 for the six months ended December 31, 1994. The interest rate margin was 2.24% for the three months ended December 31, 1995 compared to 2.59% for the three months ended December 31, 1994. The interest rate margin was also 2.24% for the six months ended December 31, 1995 compared to 2.61% for the six months ended December 31, 1994. The narrowed interest rate margin is primarily responsible for the decreased net interest income. The accumulation of cash to fund the deposits sold as part of the Branch Sales throughout the three months ended December 31, 1995 contributed to the Bank's lower net interest margin. The funds were invested at overnight funds rates and therefore decreased the yield which could have been realized through alternative investments. A higher level of interest-earning assets and interest-bearing liabilities during the first three months of fiscal year 1996 as compared to fiscal year 1995 allowed net interest income to remain stable during that period, partially offsetting the declined margin for the six months ended December 31, 1995.

Non-interest income for the three months ended December 31, 1995 totaled $7,932,000 compared to $1,684,000 for the three months ended December 31, 1994. Non-interest income for the six months ended December 31, 1995 totaled $8,962,000 compared to $2,280,000 for the three months ended December 31, 1994. The higher level of non interest income for both the three and six month periods ended December 31, 1995, as compared to the same periods of the prior year, was directly attributable to the Branch Sales.

Fee and service charge income for the three months ended December 31, 1995 totaled $84,000 compared to $391,000 for the three months ended December 31, 1994. Fee and service charge income for the six months ended December 31, 1995 totaled $224,000 compared to $758,000 for the three months ended December 31, 1994. A significant decline in the Bank's mortgage loan servicing portfolio, which resulted in reduced loan servicing fee income, was the primary factor that contributed to the lower fee and service charge income. The reduced servicing portfolio resulted from sales of servicing during the fourth quarter of fiscal year 1995 and the first quarter of fiscal year 1996.

The net loss on the sale of investment securities and trading account investments for the three months ended December 31, 1995 totaled $123,000 compared to a net gain of $1,000 for the three months ended December 31, 1994. The net loss on the sale of investment securities and trading account investments for the six months ended December 31, 1995 totaled $122,000 compared to a net gain of $1,000 for the six months ended December 31, 1994. The net loss for the three and six months ended December 31, 1995 resulted primarily from the sale of $38.1 million of investment securities classified as available for sale. These securities were sold in order to fund the sale of deposits that was a part of the Branch Sales. There was only minimal activity in the investment trading account during the six months ended December 31, 1995.

The net gain on the sale of loans (excluding loans sold as part of the Branch Sales) for the three months ended December 31, 1995 totaled $340,000 compared to $98,000 for the three months ended December 31, 1994. The net gain on the

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

sale of loans (excluding loans sold as part of the Branch Sales) for the six months ended December 31, 1995 totaled $652,000 compared to $150,000 for the six months ended December 31, 1994. The increased gain on sale of loans was attributable to a higher volume of loan originations and subsequent loan sales. Also contributing to the higher gain on sale of loans was the Bank's continuing emphasis on origination and sale of non-conforming loans.

The largest increase in total non-interest income was the net gain on the sale of branch offices. The Branch Sales produced a pre-tax net gain of $7,274,000 for the three and six month period ending December 31, 1995. The gain was derived from the deposit premium, gain on sale of mortgage and consumer loans, and gain on the sale of the branch offices' real estate. "Other" non-interest income for the three months ended December 31, 1995 totaled $357,000 compared to $1,194,000 for the three months ended December 31, 1994. "Other" non-interest income for the six months ended December 31, 1995 totaled $934,000 compared to $1,371,000 for the six months ended December 31, 1994.

The primary component of "other" non-interest income is the gain on sale and capitalization of mortgage loan servicing rights. "Other" non-interest income was lower for the three and six month periods ending December 31, 1995 due primarily to the lower gain on sale of servicing rights. There were no sales of servicing rights during the three months ended December 31, 1995. For the same period one year earlier, the Bank completed a bulk sale of servicing rights resulting in a gain of $988,000. For the six months ended December 31, 1995, the gain on sale of servicing totaled $237,000 compared with $988,000 for the six months ending December 31, 1994. However, mitigating the reduced gain on sale of servicing was the capitalization of servicing rights for loans originated by the Bank in accordance with SFAS 122 which was adopted by the Bank as of July 1, 1995. The Bank capitalized $173,000 and $344,000 of servicing rights on originated loans during the three and six month periods ended December 31, 1995, respectively.

Non-interest expense was $2,196,000 for the three months ended December 31, 1995, compared to $1,970,000 for the three months ended December 31, 1994. Non-interest expense was $4,086,000 for the six months ended December 31, 1995, compared to $3,914,000 for the six months ended December 31, 1994. The primary reason for the increase in non-interest expense in the three and six months ended December 31, 1995 as compared with the same periods for the prior year was higher compensation and employee benefit expense.

(c) Capital Resources and Liquidity:

The Corporation is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). First Federal Bank, A Federal Savings Bank, as a subsidiary of a savings and loan holding company, is subject

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

to certain restrictions in its dealings with the Corporation. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum 3% core capital ratio. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At December 31, 1995, the Bank met all current capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1995:

                                    Tangible           Core          Risk-Based
                                     Capital         Capital          Capital
                                     -------         -------          -------
Regulatory Capital                $22,541,000      $22,541,000      $22,914,000

Minimum Capital Requirement       $ 3,719,000      $ 7,439,000      $10,490,000
                                  -----------      -----------      -----------

Excess Capital                    $18,822,000      $15,102,000      $12,424,000

Regulatory Capital Ratio                 9.07%            9.07%           17.48%
Required Capital Ratio                   1.50%            3.00%            8.00%

During the quarter ended December 31, 1995, 1ST BANCORP paid a $0.10 dividend per share to shareholders. This is the thirteenth consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $11,434,000 in loan commitments and $1,151,000 of loans in process outstanding at December 31, 1995. The majority of these commitments are expected to be funded within the three month period ending March 31, 1996. At December 31, 1995, the Bank had $3,878,000 in outstanding commitments to sell mortgage loans and mortgage-backed securities. The Bank maintains liquidity of at least 5% of net withdrawable assets. The liquidity ratio at December 31, 1995 was 13.71%.


(d) Proposed Legislation

Because of the differing reserve of the SAIF and the BIF, deposit insurance assessments paid by healthy commercial banks were recently reduced significantly below the level paid the healthy savings associations. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995 and will exceed them by $.23 per $100 in deposits beginning in 1996. Congress is considering legislation

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF. Currently, the recapitalization plan provides for the payment, during the first calender quarter of 1996, of a special assessment of approximately $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF insured deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments for healthy savings associations would be set at a significantly lower level after the special assessment is paid by all SAIF institutions and could never be reduced below the level set for healthy BIF institutions.

The recapitalization plan also provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for an elimination of the federal thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. First Federal would be regulated under federal law as a bank, and, as a result, would become subject to the more restrictive activity limitations imposed on national banks. Under current tax laws, savings associations meeting certain requirements have been able to deduct from income for tax purposes amounts designated as reserved for bad debts. Currently, upon the conversion of a savings association to a bank, certain amounts of such association's bad debt reserve must be recaptured as taxable income over a six-year period if the association has used the percentage of taxable income method to compute its reserve. Congress is considering legislation requiring, generally, that even if a savings association does not convert to a bank, bad debt reserves taken after 1987 using the percentage of taxable income method must be included in future taxable income of the association over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test.

No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, 1ST BANCORP can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of its being regulated as a bank holding company, First Federal being regulated as a bank or the change in tax accounting for bad debt reserves until the legislation requiring such change is enacted. Any such legislation could have a material effect on the liquidity, capital reserves or operation of 1ST BANCORP.

There are no other known trends, events, or uncertainties, including current recommendations by regulatory authorities, that should have, or that are reasonably likely to have, a material effect on the liquidity, capital resources, or operations of 1ST BANCORP.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank and Amcore Mortgage, Inc. have been named as defendants in a lawsuit filed on March 2, 1995 in the United States District Court for the Northern District of Illinois. The plaintiffs have sued on their own behalf and on behalf of purported classes. In their multiple count complaint, the plaintiffs allege that the defendants have assessed escrow deposits in excess of the amount allowed by mortgage contracts and in violation of the law and have failed to disclose to their borrowers material information pertaining to private mortgage insurance ("PMI"). The plaintiffs have sued for damages, punitive damages, attorney fees, costs, and declaratory and injunctive relief. With respect to escrow deposits, the plaintiffs have alleged that Bank practices breached the terms of mortgage contracts, constituted unfair and deceptive trade practices in violation of state laws, and violated the Racketeer Influenced and Corrupt Organization statute ("RICO"). With respect to private mortgage insurance, the plaintiffs have alleged that Bank practices constituted unfair and deceptive trade practices. The plaintiffs seek to represent nationwide classes of borrowers who allegedly were damaged by these practices. Management believes adequate provisions have been made in the consolidated financial statements for this contingency.

The Bank and the plaintiffs have entered into an agreement to settle the mortgage escrow claims with a defined class. The court has given preliminary approval to the settlement and a date for final hearing, following notice to the defined class, is set for May 6, 1996. The settlement agreement provides for the dismissal with prejudice of the mortgage escrow claims asserted by the defined class against the Bank. It also provides that the PMI claims, which were not being settled, will be dismissed without prejudice. The settlement is for an amount less than that which has been reserved by the Bank.

First Federal is involved in two other lawsuits that are not in the ordinary course of business. The first involves a discrimination complaint filed with the U.S. Department of Housing and Urban Development pursuant to the Fair Housing Act. The second lawsuit was filed by a title company involved in providing closing services for a mortgage loan that was purchased by First Federal from a third party mortgage company subsequent to closing, and alleges the mortgage company was acting as an agent for First Federal and failed to provide funds for closing the transaction in exchange for the note and deed of trust. It is the opinion of management that, based on current information available, the ultimate resolutions of these matters will not have a material adverse affect on the Corporation's financial position.

Other than the above, neither 1ST BANCORP nor First Federal is involved in any legal proceedings, other than routine proceedings occurring in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 21, 1995, the Annual Meeting of Shareholders was held and the results of which follow. The meeting was held prior to the declaration of the 5% stock dividend, therefore, the voting results do not reflect any effects of the stock dividend.

                                               Against or              Broker
                                    For        Withheld    Abstain     Non-votes
                                    ---        --------    -------     ---------
Election of Donald G. Bell
as Director for term expiring
in 1998                           499,805        500          0           0

Election of Ruth Mix Carnahan
as Director for term expiring
in 1998                           499,649        656          0           0

Election of Rahmi Soyugenc
as Director for term expiring
in 1998                           499,774        531          0           0



Item 6. Exhibits and Reports on Form 8-K

a)   The  following  Exhibit  is  filed  herewith:  Exhibit  27  Financial  Data
     Schedule.

b) The Registrant filed a Report on Form 8-K on December 28, 1995 to report that on December 16, 1995, it completed the sale of certain assets and certain liabilities of two retail branch offices of its thrift subsidiary, First Federal Bank, A Federal Savings Bank, to two of STAR Financial Group, Inc.'s subsidiary banks. STAR Financial Bank, Marion, Indiana purchased certain assets and assumed certain liabilities of First Federal Bank's retail branch office located in Kokomo, Indiana. STAR Financial Bank, Indianapolis, Indiana purchased certain assets and assumed certain liabilities of First Federal Bank's retail branch office located in Tipton, Indiana.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   1ST BANCORP


Date: February 13, 1996                   By: /s/   C. James McCormick
                                                    --------------------------
                                                    C. James McCormick, Chairman
                                                    and Chief Executive Officer


Date: February 13, 1996                   By: /s/    Frank D. Baracani
                                                     --------------------------
                                                     Frank D. Baracani,
                                                     President


Date: February 13, 1996                   By: /s/   Mary Lynn Stenftenagel
                                                    ---------------------------
                                                    Mary Lynn Stenftenagel,
                                                    Secretary-Treasurer and
                                                    Chief Accounting Officer