Form 10-Q
period 1996-03-31
FIRST BANCORP /IN/
filed 1996-05-14
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period Ended March 31, 1996

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to ________________

                             Commission File Number
                                     0-17915

                                   1ST BANCORP

         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                                35-1775411
- --------------------------------------   ------------------------------------
       (State of other jurisdiction of      (I.R.S. Employer Identification
       Incorporation or organization)                   Number)

                    101 N. Third Street
                    Vincennes, Indiana                   47591
- --------------------------------------    ------------------------------------
(Address of principal executive office)                (Zip Code)

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

                                             YES    X          NO
                                                ---------         -----------

As of April 29, 1996, there were 666,042 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                       Page
PART I.  FINANCIAL INFORMATION:                                       Number

Item 1.     Financial Statements

       Consolidated Condensed Statements
            of  Financial Condition,
            March 31, 1996 and June 30,
            1995 (Unaudited)                                            3

       Consolidated Condensed Statements
            of Earnings, Three Months and
            Nine Months Ended March  31, 1996
            and 1995 (Unaudited)                                        4

       Consolidated Condensed Statements of
           Cash Flows, Nine Months Ended
           March 31, 1996 and 1995
           (Unaudited)                                                  5

       Notes to Consolidated Condensed
            Financial Statements (Unaudited)                          6-7

Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                   8-16

PART II.  OTHER INFORMATION                                            17

SIGNATURES                                                             19

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited and in Thousands)

                                                          March 31,     June 30,
                                                            1996         1995
                                                         ---------    ---------
ASSETS Cash and cash equivalents:
Interest bearing deposits                                $   9,774    $  15,978
Non-interest bearing deposits                                  579        1,354
                                                         ---------    ---------
Cash and cash equivalents                                   10,353       17,332
                                                         ---------    ---------
Investment securities held to maturity (market value
of $43,946 at March 31, 1996 and
$70,281 at June 30, 1995)                                   44,653       72,005
Investment securities available for sale                    10,761           --
Loans receivable, net                                      144,602      201,819
Loans held for sale                                         48,037        5,104
Accrued interest receivable:
Investment securities                                          646        1,394
Mortgage-backed securities and loans                         1,196        1,174
Stock in FHLB of Indianapolis, at cost                       4,864        3,876
Office premises and equipment                                2,986        3,989
Real estate owned                                              130          145
Prepaid expenses and other assets                            4,894        5,921
                                                         ---------    ---------

TOTAL ASSETS                                             $ 273,122    $ 312,759
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                 $ 139,237    $ 209,805
Advances from FHLB and other borrowings                    107,841       79,387
Advance payments by borrowers for
     taxes and insurance                                       823        2,321
Accrued interest payable on deposits                         1,027          504
Accrued expenses and other liabilities                       2,551        4,039
Deferred income taxes                                          108          370
                                                         ---------    ---------

Total Liabilities                                        $ 251,587    $ 296,426
                                                         ---------    ---------

Stockholders' Equity:
Preferred stock, no par value; shares authorized
of 2,000,000, none outstanding                                  --           --
Common stock, $1 par value; shares authorized
of 5,000,000; shares issued and outstanding
of 666,042 at March 31, 1996 and
665,989 at June 30, 1995 (Note 2)                        $     666    $     634
Paid-in capital                                              2,734        2,825
Retained earnings, substantially restricted                 18,279       13,064
Unrealized depreciation on securities                         (144)        (190)
                                                         ---------    ---------

Total Stockholders' Equity                               $  21,535    $  16,333
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 273,122    $ 312,759
                                                         =========    =========


See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (Unaudited and in Thousands, Except Per Share Data)


                                                       Three Months Ended               Nine Months Ended
                                                           March 31,                        March 31,
                                                    -----------------------          -----------------------
                                                      1996           1995              1996           1995
                                                    --------       --------          --------       --------
INTEREST INCOME:
Loans and mortgage-backed securities                $  3,857       $  3,855          $ 12,304       $ 11,082
Investment securities                                    716          1,068             2,902          2,969
Trading account securities                                 3              5                 3              5
Other short-term investments and
interest bearing deposits                                187            185               625            477
                                                    --------       --------          --------       --------

Total Interest Income                                  4,763          5,113            15,834         14,533
                                                    --------       --------          --------       --------

INTEREST EXPENSE:
Deposits                                               1,817          2,313             7,086          6,448
Short-term borrowings                                     22            111                78            310
FHLB advances and other borrowings                     1,409          1,159             3,886          2,814
                                                    --------       --------          --------       --------

Total Interest Expense                                 3,248          3,583            11,050          9,572
                                                    --------       --------          --------       --------

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES                              1,515          1,530             4,784          4,961

Provision for loan losses                                 15             10                60             60
                                                    --------       --------          --------       --------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                              1,500          1,520             4,724          4,901
                                                    --------       --------          --------       --------

NON-INTEREST INCOME:
Fees and service charges                                  66            278               213            762
Net gain (loss) on sales of
investment securities available
for sale and trading account investments                 (42)            13              (164)            14
Net gain on sales of loans and
mortgage-backed securities                               498            143             1,494            293
Net gain on sale of branch offices                        --             --             7,274             --
Other                                                    184            250               774          1,621
                                                    --------       --------          --------       --------

Total Non-Interest Income                                706            684             9,591          2,690
                                                    --------       --------          --------       --------

NON-INTEREST EXPENSE:
Compensation and employee benefits                       906          1,055             3,146          3,166
Net occupancy                                            168            199               571            617
Federal insurance premiums                               101            128               369            366
Other                                                    468            532             1,566          1,405
                                                    --------       --------          --------       --------

Total Non-Interest Expense                             1,643          1,914             5,652          5,554
                                                    --------       --------          --------       --------

Earnings Before Income Taxes                             563            290             8,663          2,037
Income Taxes                                             218             95             3,248            727
                                                    --------       --------          --------       --------

NET EARNINGS                                        $    345       $    195          $  5,415       $  1,310
                                                    ========       ========          ========       ========

EARNINGS PER SHARE:
Primary                                             $   0.52       $   0.30          $   8.10       $   2.03
Fully-diluted                                       $   0.52       $   0.30          $   8.10       $   2.00


See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in Thousands)


                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                              ----------------------------------------

                                                                                   1996                      1995
                                                                              ----------------          --------------
Net Cash Flow From Operating Activities:
   Net earnings                                                                      $5,415                 $1,310
   Adjustments to reconcile net cash provided by operating activities:
      Depreciation and amortization                                                     256                    112
      Amortization of mortgage servicing rights                                          90                    358
      Net change in trading account securities                                            -                 (1,000)
      Gain on sale of loans and mortgage-backed securities                           (1,494)                  (293)
      Loss on sale of investment securities available for sale                          164                      -
      Gain on sale of loans - branch sales                                             (553)                     -
      Gain on sale of office premises and equipment -  branch sales                    (453)                     -
      Gain on sale of deposits - branch sales                                        (6,715)                     -
      Net change in loans held for sale                                              (5,352)                     4
      Provision for loan losses                                                          60                     60
      Decrease (increase) in accrued interest receivable                                726                    (62)
      Decrease (increase) in prepaid expenses and other assets                        1,081                 (1,920)
      Increase (decrease) in accrued expenses and other liabilities                  (1,257)                   159
      Undistributed loss of investment in limited partnership                           227                     94
                                                                              --------------          -------------

        NET CASH USED BY OPERATING ACTIVITIES                                       ($7,805)               ($1,178)
                                                                              --------------          -------------

Cash Flows From Investing Activities:
    Purchases of investment securities                                             ($33,266)               (14,216)
    Purchases of investment securities - available for sale                         (29,491)                     -
    Proceeds from sales of investment securities available for sale                  62,022                      -
    Proceeds from maturities and calls of investment securities                      19,670                      -
    Purchases of MBS - available for sale                                            (4,533)                     -
    Proceeds from sales MBS                                                           2,034                      -
    Principal collected on loans and mortgage-backed securities,
           net of originations                                                       (7,049)               (25,313)
    Purchases of stock of FHLB of Indianapolis                                         (988)                (1,378)
    Purchases of office premises and equipment                                         (118)                  (166)
    Purchases of limited partnership investment                                           -                 (2,500)
    Proceeds from sale of office premises and equipment - branch sales                1,316                      -
    Proceeds from sale of loans - branch sales                                       28,369                      -
    Sale of deposits - branch sales                                                 (78,473)                     -
    Other                                                                            (1,483)                 1,798
                                                                              --------------          -------------

        NET CASH USED BY INVESTING ACTIVITIES                                      ($41,990)              ($41,775)
                                                                              --------------          -------------

Cash Flows From Financing Activities:
    Net increase in deposits                                                        $14,620                $25,821
    Proceeds from FHLB advances and other borrowings                                139,344                138,699
    Repayment of FHLB advances and other borrowings                                (110,890)              (113,211)
    Proceeds from issuance of common stock                                              123                    102
    Payment of dividends on common stock                                               (200)                   (87)
    Purchase and retirement of common stock                                            (181)                     -
                                                                              --------------          -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   $42,816                $51,324
                                                                              --------------          -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                ($6,979)                $8,371

Cash and Cash Equivalents at Beginning of Period                                     17,332                  7,651
                                                                              --------------          -------------

Cash and Cash Equivalents at End of Period                                          $10,353                $16,022
                                                                              ==============          =============


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

Note 3.  Earnings Per Share

Primary earnings per share and fully-diluted earnings per share have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the primary computation was 665,827 and 649,732 for the three months ended and 668,742 and 646,560 for the nine months ended March 31, 1996 and 1995, respectively. The weighted average number of shares outstanding for use in the fully-diluted computation was 665,827 and 653,340 for the three months ended and 668,742 and 653,580 for the nine months ended March 31, 1996 and 1995, respectively.

Note 4.  Stock Option and Purchase Plans

The Corporation has an Incentive Stock Option Plan whereby 49,220 shares of authorized but unissued common stock were reserved for issuance upon the exercise of stock options granted to key employees. Stock options have been granted for 49,220 shares under the plan at an option price of $5.71 per share. The Corporation also has a stock option plan under which 157,500 shares of authorized but unissued common stock were reserved. Under this plan, 91,875 non-qualified stock options were granted at $5.71 per share to outside directors, and 39,375 incentive stock options and 9,844 non-qualified stock options were granted at $5.71 and $5.86 per share, respectively, to certain key employees. All options granted have been exercised or canceled as of March 31, 1996.

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of the Bank can purchase its common stock at a discount; 13,125 authorized but unissued shares were reserved for issuance under this plan. The purchase price of these shares is 85% of the fair market

                          1ST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Total assets at March 31, 1996, were $273,122,000, a decrease of $39,637,000, or 12.67%, from total assets of $312,759,000 at June 30, 1995. The reduction in total assets is attributable to lower levels of cash and cash equivalents, investment securities, and loans receivable. These reduced levels were due in large part to the Branch Sales.

Cash and cash equivalents declined by $6,979,000, or 40.27%, to $10,353,000 at March 31, 1996, from $17,332,000 at June 30, 1995. The decreased cash accounts were attributable primarily to increased mortgage loan production and the funding of normal business operations.

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

The level of investment securities held to maturity (including mortgage-backed securities) decreased to $44,653,000, a decline of $27,352,000, or 37.99%, at March 31, 1996, from $72,005,000 at June 30, 1995. The most significant cause for the decline was the reclassification of investment securities from the held to maturity portfolio to the available for sale portfolio. Investment securities available for sale (including mortgage-backed securities) totaled $10,761,000 at March 31, 1996, compared with no investment securities available for sale at June 30, 1995.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The most significant factor in the reclassification and subsequent sale of securities was to provide cash to fund the deposits sold in conjunction with the Branch Sales during the quarter ended December 31, 1995. The reclassification of investment securities from the held to maturity portfolio to the available for sale portfolio occurred during the quarter ended December 31, 1995 in accordance with the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which was issued November 15, 1995. The investment securities that were reclassified had a carrying value of $45,838,000 and a market value of $46,061,000 at the time of transfer.

Net loans receivable declined by $57,217,000, or 28.35%, to $144,602,000 at March 31, 1996, from $201,819,000 at June 30, 1995. The causes for the reduced level of net loans receivable are two-fold. First, loans sold as part of the Branch Sales totaled $28,369,000 during the quarter ended December 31, 1995. These loans consisted primarily of loans secured by one-to-four family dwellings and secured and unsecured consumer loans in the Tipton and Kokomo markets. Second, the reclassification of approximately $37.6 million of single family mortgage loans from the held to maturity portfolio to the held for sale portfolio during the quarter ended March 31, 1996 contributed to the lower level of net loans receivable. These loans are included in the loans held for sale category on the Consolidated Condensed Statement of Financial Condition as of March 31, 1996 and are scheduled to be sold in the fourth quarter of fiscal year 1996.

Loans held for sale increased by $42,933,000 to $48,037,000 at March 31, 1996 from $5,104,000 at June 30, 1995. The increase is attributable to the aforementioned loan reclassification and increased mortgage loan production.

The reclassification of mortgage loans is primarily driven by the Bank's efforts to expand its net interest margin. It is anticipated that the funds from the sale of the reclassified segment of the current mortgage portfolio will be used to fund the origination of non-conforming mortgage loans. Typically, the non-conforming mortgage loans produce higher rates than conforming loans. Therefore, by replacing the reclassified mortgage loans, which are predominantly conforming loans, with non-conforming loans, asset yields should increase and thus, the net interest margin should increase.

Loan production during the nine months ended March 31, 1996 increased compared to the same period of the prior year. During the nine months ended March 31, 1996, the Bank funded $125.7 million of loans compared to $91.1 million of loans during the nine months ended March 31, 1995. As the economic environment has changed, the Bank has continued to develop new mortgage loan products to serve its customers. During fiscal 1995, the Bank developed a wholesale nonconforming mortgage loan network as a means of augmenting its traditional conforming loan markets.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the first half of fiscal year 1996, a retail non-conforming mortgage loan program was implemented within the Bank's loan origination network. The Bank has continued its expansion into new markets for both the wholesale and retail non-conforming mortgage loan segments. During the nine months ended March 31, 1996, non-conforming mortgage lending constituted $39.6 million, or 31.50%, of total loans funded during the period. During the nine months ended March 31, 1996, $13.1 million of these loans were sold on a non-recourse basis in the non-conforming secondary market. The remainder of the loans, typically the highest quality loans, are retained in portfolio to increase the net interest margin, and in the case of adjustable rate product, to reduce interest rate risk.

Asset quality remains strong. At March 31, 1996, non-performing assets totaled $842,000 or .31% of total assets. This compares to $545,000 of non-performing assets, or .17% of total assets, at June 30, 1995. The increase in non-performing assets was the result of single family loans becoming 90 days or more past due.

The table below sets forth the amounts and categories of 1ST BANCORP's non-performing assets (non-accrual loans and other non-performing assets) for the balance sheet dates presented. Loans are reviewed regularly and are placed on non-accrual status when they become contractually past due 90 days or more.

                                                   March  31,        June 30,
                                                      1996            1995
                                                  -----------      -----------
                                                           (In thousands)
Non-performing assets:
 Non-accrual loans                                    $   712        $  400
 Other non-performing assets (1)                          130           145
 Restructured loans                                        --            --
                                                    ----------    ---------
Total non-performing assets                           $   842        $  545
Non-performing assets to total assets                     .31%          .17%

(1)  Certain  assets  acquired   through   foreclosures  or  deeds  in  lieu  of
foreclosure, which are included in the Statement of Financial Condition as real estate owned.

During the nine months ended March 31, 1996, the Bank established, through operations, provisions for loan losses totaling $60,000. In addition, the Bank realized net charge-offs through its allowance for loan loss accounts of $39,000. The Bank's allowance for loan loss was $899,000 at March 31, 1996 and $878,000 at June 30, 1995.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Prepaid expenses and other assets decreased by $1,027,000, or 17.35%, to $4,894,000 at March 31, 1996, from $5,921,000 at June 30, 1995. The largest decrease in this category, purchased mortgage servicing rights ("PMSR"), decreased by $1,274,000 to $158,000 at March 31, 1996, from $1,432,000 at June
30, 1995. Offsetting the decrease in PMSR were increases in various other prepaid expenses and other asset accounts the most significant of which was the capitalization of mortgage servicing rights for loans that were originated and sold by the Bank with servicing retained by the Bank.

The majority of the decrease of PMSR was due to a $161.1 million sale of mortgage servicing rights during the first quarter of fiscal year 1996. PMSR had been previously recognized on a significant portion of the servicing rights sold. The sale of servicing rights was executed primarily to mitigate prepayment risk. Mortgage loans serviced for other owners decreased by $117,440,000, to $74,849,000 at March 31, 1996, from $192,289,000 at June 30, 1995.

As of July 1, 1995, the Bank adopted the Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amended FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others however those servicing rights are acquired. For the nine months ended March 31, 1996, and in conjunction with the adoption of SFAS 122, the Bank recognized $503,000 of servicing rights on loans that were originated through its loan origination network and retail banking offices. The Bank had definitive plans to sell these mortgage loans and retain the servicing rights. These servicing rights are included in the "Prepaid Expenses and Other Assets" category on the Statement of Financial Condition.

Total deposits decreased by $70,568,000, or 33.64%, to $139,237,000 at March 31, 1996 from $209,805,000 at June 30, 1995. The primary cause for the reduced level of deposits was the Branch Sales. Deposits sold as part of the Branch Sales totaled $78,473,000.

Advances from the Federal Home Loan Bank ("FHLB") and other borrowings increased by $28,454,000, or 35.84%, to $107,841,000 at March 31, 1996 from $79,387,000 at
June 30, 1995. The increase in borrowed money was used primarily to fund a portion of the deposits sold as part of the Branch Sales and to fund increased loan production from the loan origination office network.

Advance payments by borrowers for taxes and insurance decreased by $1,498,000, or 64.54%, to $823,000 at March 31, 1996 from $2,321,000 at June 30, 1995. The sale of servicing rights during the first half of fiscal 1996 was primarily responsible for the lower level of escrow held by the Bank. The sale of mortgage loans as part of the Branch Sales also contributed to the decline.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Accrued expenses and other liabilities decreased by $1,488,000, or 36.84%, to $2,551,000 at March 31, 1996, from $4,039,000 at June 30, 1995. Primarily responsible for the decreased level of accrued expenses was a lower level of accrued income taxes payable due to the timing of estimated federal and state income tax payments made throughout the fiscal year.


(b)  Results of Operations:

During the three months ended March 31, 1996, 1ST BANCORP had net earnings of $345,000, or $0.52 per share on a fully-diluted basis, compared to net earnings of $195,000, or $0.30 per share on a fully-diluted basis, for the three months ended March 31, 1995. During the nine months ended March 31, 1996, 1ST BANCORP had net earnings of $5,415,000, or $8.10 per share on a fully-diluted basis, compared to net earnings of $1,310,000, or $2.00 per share on a fully-diluted basis, for the nine months ended March 31, 1995. The increased three month earnings were primarily the result of lower non-interest expenses. The increased nine months earnings were primarily the result of increased non-interest income, more specifically the Branch Sales, and to a lesser degree lower non-interest expenses.

Net interest income before provision for loan losses was $1,515,000 for the three months ended March 31, 1996, compared to $1,530,000 for the three months ended March 31, 1995. Net interest income before provision for loan losses was $4,784,000 for the nine months ended March 31, 1996, compared to $4,961,000 for the nine months ended March 31, 1995. The interest rate margin was 2.42% for the three months ended March 31, 1996 compared to 2.13% for the three months ended March 31, 1995. The excess of interest-earning assets over interest-bearing liabilities was greater during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 which allowed net interest income to remain stable and the net interest margin as a percent of total assets to expand despite the Bank's reduced size.

The interest rate margin was 2.33% for the nine months ended March 31, 1996 compared to 2.45% for the nine months ended March 31, 1995. The narrowed interest rate margin is primarily responsible for the lower net interest income. The accumulation of cash to fund the deposits sold as part of the Branch Sales throughout the three months ended December 31, 1995 contributed to the Bank's lower net interest margin for the nine month period. The funds were invested at overnight funds rates and therefore decreased the yield which could have been realized through alternative investments.

Non-interest income for the three months ended March 31, 1996 totaled $706,000 compared to $684,000 for the three months ended March 31, 1995. Non-interest income for the nine months ended March 31, 1996 totaled $9,591,000 compared to $2,690,000 for the nine months ended

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

March 31, 1995. The higher level of non interest income for the nine month period ended March 31, 1996, as compared to the same period of the prior year, was directly attributable to the Branch Sales.

Fee and service charge income for the three months ended March 31, 1996 totaled $66,000 compared to $278,000 for the three months ended March 31, 1995. Fee and service charge income for the nine months ended March 31, 1996 totaled $213,000 compared to $762,000 for the nine months ended March 31, 1995. A significant decline in the Bank's mortgage loan servicing portfolio, which resulted in reduced loan servicing fee income, was the primary factor that contributed to the lower fee and service charge income. The reduced servicing portfolio resulted from sales of servicing during the fourth quarter of fiscal year 1995 and the first quarter of fiscal year 1996.

The net loss on the sale of investment securities available for sale and trading account investments for the three months ended March 31, 1996 totaled $42,000 compared to a net gain of $13,000 for the three months ended March 31, 1995. The net loss on the sale of investment securities available for sale and trading account investments for the nine months ended March 31, 1996 totaled $164,000 compared to a net gain of $14,000 for the nine months ended March 31, 1995. The net loss for the three and nine months ended March 31, 1996 resulted primarily from the sale of investment securities available for sale that were sold in order to fund the sale of deposits that was a part of the Branch Sales. In addition, sales of investment securities available for sale occurred during the three months ended March 31, 1996 to fund increased loan production. There was only minimal activity in the investment trading account during the nine months ended March 31, 1995.

The net gain on the sale of loans for the three months ended March 31, 1996 totaled $498,000 compared to $143,000 for the three months ended March 31, 1995. The net gain on the sale of loans (excluding loans sold as part of the Branch Sales) for the nine months ended March 31, 1996 totaled $1,494,000 compared to $293,000 for the nine months ended March 31, 1995. The increased gain on sale of loans was attributable to a higher volume of loan originations and subsequent loan sales. Also contributing to the increased gain on sale of loans was adoption of SFAS 122 by the Bank as of July 1, 1995. The Bank capitalized $159,000 and $503,000 of mortgage servicing rights on originated loans during the three and nine month periods ended March 31, 1996, respectively, in accordance with SFAS 122, thus resulting in an increased gain on sale of loans.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The largest increase in total non-interest income was the net gain on the sale of branch offices. The Branch Sales produced a pre-tax net gain of $7,274,000 for the nine month period ending March 31, 1996. The gain was derived from the deposit premium, gain on sale of mortgage and consumer loans, and gain on the sale of the branch offices' real estate.

"Other" non-interest income for the three months ended March 31, 1996 totaled $184,000 compared to $250,000 for the three months ended March 31, 1995. "Other" non-interest income for the nine months ended March 31, 1996 totaled $774,000 compared to $1,621,000 for the nine months ended March 31, 1995. "Other" non-interest income was modestly lower for the three month period ended March 31, 1996 due primarily to lower levels of deposit accounts that resulted from the Branch Sales. "Other" non-interest income was lower for the nine months ended March 31, 1996 as compared with the nine months ended March 31, 1995 due primarily to lower gain on the sale of mortgage loan servicing rights. For the nine months ended March 31, 1996, the gain on sale of servicing totaled $237,000 compared with $988,000 for the nine months ended March 31, 1995.

Non-interest expense was $1,643,000 for the three months ended March 31, 1996, compared to $1,914,000 for the three months ended March 31, 1995. Non-interest expense was $5,652,000 for the nine months ended March 31, 1996, compared to $5,554,000 for the nine months ended March 31, 1995. The primary reasons for the decrease in non-interest expense for the three months ended March 31, 1996 as compared with the same period for the prior year were lower compensation and employee benefit expenses. Compensation expense was lower primarily due to a lower level of employees that resulted from the Branch Sales. Non-interest expense was modestly higher for the nine months ended March 31, 1996 as compared with the same period of the prior year due to minor increases in various operating expenses.


(c)  Capital Resources and Liquidity:

The Corporation is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). First Federal Bank, A Federal Savings Bank, as a subsidiary of a savings and loan holding company, is subject to certain restrictions in its dealings with the Corporation. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum 3% core capital ratio. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At March 31, 1996, the Bank met all current capital requirements.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1996:

                               Tangible          Core        Risk-Based
                                Capital         Capital       Capital

Regulatory Capital            $22,929,000    $22,929,000    $23,319,000

Minimum Capital Requirement     4,088,000      8,177,000     10,823,000
                              -----------    -----------    -----------

Excess Capital                $18,841,000    $14,752,000    $12,496,000

Regulatory Capital Ratio             8.41%          8.41%         17.24%
Required Capital Ratio               1.50%          3.00%          8.00%

During the quarter ended March 31, 1996, 1ST BANCORP paid a $0.10 dividend per share to shareholders. This is the fourteenth consecutive quarterly dividend 1ST BANCORP has paid to shareholders. In addition, during the quarter ended March 31, 1996, 1ST BANCORP paid a 5% stock dividend to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $31,805,000 in loan commitments and $1,434,000 of loans in process outstanding at March 31, 1996. The majority of these commitments are expected to be funded within the three month period ending June 30, 1996. At March 31, 1996, the Bank had $6,376,000 in outstanding commitments to sell mortgage loans and mortgage-backed securities. The Bank maintains liquidity of at least 5% of net withdrawable assets. The liquidity ratio at March 31, 1996 was 11.17%.


(d) Proposed Legislation

Congress is currently considering a number of alternatives to address the problems arising from the fact that FDIC deposit insurance premiums for banks are currently lower than those for savings associations and for deposits of savings associations that have been acquired by banks. Congress is considering provisions proposed by the House Banking Committee which would (1) impose a one-time assessment on thrift deposits of 70 to 85 basis points to build up SAIF's reserves, (2) merge BIF and SAIF at some time in the future, and (3) require banks to pay the bulk of the interest due on Financing Corp. bonds.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

These same provisions have been proposed by the Senate Banking Committee, although its proposed legislation would provide for a lower one-time assessment for banks which had acquired SAIF deposits.

In addition, the House Banking Committee proposal would eliminate the 8% bad debt reserve deduction now permitted for savings associations, but would not require savings associations to pay taxes on accumulated bad debt reserves. Moreover, all thrift holding companies would be required to become bank holding companies by January 1, 1998. The OTS would be abolished. Powers of unitary savings and loan holding companies would be grandfathered (to the extent they exist under existing law) until the holding company or savings association is sold. Such unitary holding companies would be subject to the qualified thrift lender test and limits on commercial lending. Savings associations would either be required to convert to a state bank or national bank charter by January 1, 1998. Except with respect to unitary savings and loan companies, activities of those new banks not permitted to commercial banks would have to terminate within four years.

Under some of the proposals being considered by Congress, the FDIC's authority to build reserves beyond 1.25% would be limited. It is difficult at this time to assess whether or how Congress will address the SAIF/BIF premium differential and, if so, what impact its legislative solution to the problem will have on the Corporation and its subsidiaries.

There are no other known trends, events, or uncertainties, including current recommendations by regulatory authorities, that should have, or that are reasonably likely to have, a material effect on the liquidity, capital resources, or operations of 1ST BANCORP.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank and Amcore Mortgage, Inc. were named as defendants in a lawsuit filed on March 2, 1995 in the United States District Court for the Northern District of Illinois. The plaintiffs sued on their own behalf and on behalf of purported classes. In their multiple count complaint, the plaintiffs alleged that the defendants assessed escrow deposits in excess of the amount allowed by mortgage contracts and in violation of the law and failed to disclose to their borrowers material information pertaining to private mortgage insurance ("PMI"). The plaintiffs sued for damages, punitive damages, attorney fees, costs, and declaratory and injunctive relief. With respect to escrow deposits, the plaintiffs alleged that Bank practices breached the terms of mortgage contracts, constituted unfair and deceptive trade practices in violation of state laws, and violated the Racketeer Influenced and Corrupt Organization statute ("RICO"). With respect to private mortgage insurance, the plaintiffs alleged that Bank practices constituted unfair and deceptive trade practices. The plaintiffs seek to represent nationwide classes of borrowers who allegedly were damaged by these practices. The Bank and the plaintiffs have entered into an agreement to settle the mortgage escrow claims with a defined class. The court approved the settlement agreement at a hearing held on May 6, 1996. The settlement agreement provides for the dismissal with prejudices of the mortgage escrow claims asserted by the defined class against the Bank. It also provides that the PMI claims, which were not being settled, will be dismissed without prejudices. The settlement is for an amount less than that which has been reserved by the Bank.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.


Item 6. Exhibits and Reports on Form 8-K

     a) The following exhibit is filed herewith: Exhibit 27 Financial Data Schedule

     b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   1ST BANCORP


Date: May 9, 1996                            By:  /s/   C. James McCormick
                                             -----------------------------
                                             C. James McCormick, Chairman and
                                             Chief Executive Officer



Date: May 9, 1996                            By:  /s/    Frank D. Baracani
                                             -----------------------------
                                             Frank D. Baracani,
                                             President



Date: May 9, 1996                            By:  /s/   Mary Lynn Stenftenagel
                                             ---------------------------------
                                              Mary Lynn Stenftenagel,
                                              Secretary-Treasurer and
                                              Chief Accounting Officer