Form 10-K
period 1996-06-30
FIRST BANCORP /IN/
filed 1996-09-30
CIK 840458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1996 or [ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to__________________

                        Commission File Number : 0-17915
                                   1ST BANCORP
             (Exact name of registrant as specified in its charter)
                               Indiana 35-1775411
                   (State or other jurisdiction (IRS Employer
            of incorporation or organization) Identification Number)

                             101 North Third Street
                            Vincennes, Indiana 47591
               (Address of Principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (812)885-2255

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($1.00 par value)
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Para. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |__|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $13,599,127 as of September 16, 1996.

Number of shares of Common Stock outstanding as of September 16, 1996: 670,131

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended June 30, 1996 are incorporated into Part II. Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated into Part I and Part III.

                                   1ST BANCORP

                                    FORM 10-K

                                      INDEX

Part I                                                                  Page No.

Item  1.  Business........................................................   3

Item  2.  Properties......................................................  38

Item  3.  Legal Proceedings...............................................  39

Item  4.  Submission of Matters to a Vote of Security Holders ............  39

Item  4.5 Executive Officers of the Corporation...........................  39

Part II

Item  5.  Market for Registrant's Common Equity and Related
             Shareholder Matters..........................................  40

Item  6.  Selected Financial Data.........................................  40

Item  7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  40

Item  8.  Financial Statements and Supplementary Data.....................  40

Item  9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures.........................  40

Part III

Item 10.  Directors and Executive Officers of the Registrant..............  41

Item 11.  Executive Compensation..........................................  41


Item 12.  Security Ownership of Certain Beneficial Owners
             and Management...............................................  41

Item 13.  Certain Relationships and Related Transactions..................  41

Part IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K..........................................  42

Signatures................................................................  45

                                     PART I

Item 1.  Business

General

        1ST BANCORP, an Indiana Corporation (the "Corporation" or "1ST BANCORP"), is a nondiversified, unitary savings and loan holding company. The principal asset of the Corporation is the outstanding stock of First Federal Bank, A Federal Savings Bank, ("First Federal" or the "Bank") and the Bank's subsidiary, Financial Services of Southern Indiana Corporation. Other subsidiaries of the Corporation include First Financial Insurance Agency, Inc. ("First Financial"), a full service insurance agency, and First Title Company ("First Title"), a currently inactive company incorporated for the purpose of providing title search services for mortgage lenders.

        First Federal is a federally-chartered stock savings bank that was converted to the stock form of ownership and to a federal savings bank in May, 1987. The Bank is primarily engaged in attracting deposits from the general public and applying these funds, together with borrowings, to the origination of residential mortgage loans and consumer loans.

        First Federal's revenue is primarily derived from interest on, and fees received in connection with, real estate and other loans. During fiscal 1996, income was recognized on the sale of the two branch offices. The Bank also experienced gains on the sale of its mortgage loans as part of its continuing operations and asset/liability management efforts. The Bank's principal expenses are interest on deposits and borrowings and general and administrative expenses.

        The principal sources of funds for First Federal's lending activities are its deposits, amortization and prepayments of outstanding loans, sales of mortgage loans and borrowings from the Federal Home Loan Bank of Indianapolis ("FHLB" or "FHLB of Indianapolis").

        The Bank's deposits are insured by the full faith and credit of the United States government by the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF"). Deposit accounts in First Federal are generally insured by the SAIF to a maximum of $100,000 for each insured depositor. The Bank is a member of the FHLB of Indianapolis and is subject to comprehensive regulation, examination, and supervision by the Office of Thrift Supervision ("OTS") and the FDIC.

        First Federal offers a full range of banking services through its banking office located in Vincennes, Indiana. Additionally, the Bank operates loan origination offices in Indianapolis and Evansville, Indiana, Louisville, Kentucky, and suburbs of Cincinnati, Dayton, and Cleveland, Ohio. The Corporation's insurance subsidiary, First Financial, operates from its main office in Vincennes, Indiana.

         On December 16, 1995, the Corporation completed the sale of certain assets and certain liabilities of the Bank's two full service retail branch offices in Tipton and Kokomo, Indiana resulting in a pre-tax gain of $7,274,000. Included in the transaction were the sale of certain mortgage and consumer loans, office premises and equipment and certain deposit liabilities.

        The Bank's principal market area is Knox County in Indiana. The Bank's deposits are obtained primarily from persons who are residents of its primary market area. However, to supplement local deposits, the Bank also makes use of brokered deposits which range in original maturity from one to three years with rates ranging from 5.0% to 6.2%. The program serves as an alternative source of funds to compliment the borrowing program and retail savings programs offered in the Bank's local market. The brokered funds enabled the Bank to manage maturities of its deposits in its effort to manage interest rate risk. The brokered funds were used to fund increases in the mortgage loan portfolio and the held for sale portfolio, as well as the cash position at year end.

Lending Activities

        General

        First Federal has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veteran's Administration ("VA"). At June 30, 1996, First Federal's net loan portfolio aggregated $150.7 million, representing 57.2% of total assets at that date. This compares to the Bank's net loan portfolio of $201.8 million at June 30, 1995 representing 64.5% of total assets.

        The Bank has historically concentrated on the origination and purchase of conforming conventional mortgage lending. This market is represented by loans conforming to documentation and underwriting standards dictated by the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and the Federal National Mortgage Association ("Fannie Mae" or "FNMA"). The Bank continues to originate conforming loan product but in the past fiscal year has also concentrated on the origination of nonconforming mortgage loans. Nonconforming loans meet alternative documentation and underwriting requirements dictated by a secondary market made up of companies smaller than FHLMC and FNMA. Such loans are made to a broader customer base and are graded "A" through "D". Creditworthiness, collateral, equity, and other factors are weighed in the grading of the nonconforming loans and interest rates charged are commensurate with risk.

        The Bank offers both fixed rate and adjustable rate ("AML") loans. The majority of fixed rate loans with maturities in excess of fifteen years are sold in the secondary market. In addition to residential real estate lending, as part of its asset and liability management strategy, First Federal continues its lending activities in other shorter-term interest rate sensitive loans, including consumer loans, which accounted for 6.6% of the total loan portfolio at June 30, 1996 as compared to 8.3% of the total loan portfolio at June 30, 1995.

        The following table (which excludes the loans held for sale portfolio) sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:


                                                                         At June 30,
                                                 -------------------------------------------------------------
                                                   1996         1995         1994         1993         1992
                                                 ---------    ---------    ---------    ---------    ---------
                                                                         (in thousands)
Real estate loans:
       Conventional                              $ 141,247    $ 181,676    $ 153,251    $ 140,140    $ 133,621
       Construction                                  2,171        7,364       12,460        4,862        2,386
Consumer loans                                       5,839       10,203        9,285        8,765        4,634
Other Loans                                          4,171        6,859        6,775        4,889        7,972
                                                 ---------    ---------    ---------    ---------    ---------
                                                   153,428      206,102      181,771      158,656      148,613
                                                 ---------    ---------    ---------    ---------    ---------
Undisbursed loans funds                             (1,297)      (3,038)      (7,707)      (1,495)      (1,663)
Unamortized premiums and discounts, net                125          (16)        (122)        (162)        (176)
Allowance for loan losses                             (896)        (878)        (817)        (892)        (808)
Deferred loan fees                                    (611)        (360)        (328)        (357)        (464)
Deferred futures losses                                 --            9           20           31           54
                                                 ---------    ---------    ---------    ---------    ---------
                                                    (2,679)      (4,283)      (8,954)      (2,875)      (3,057)
                                                 ---------    ---------    ---------    ---------    ---------
Net loans receivable                             $ 150,749    $ 201,819    $ 172,817    $ 155,781    $ 145,556
                                                 =========    =========    =========    =========    =========


        Contractual Maturities of Loans

        The following table summarizes the contractual maturities of First Federal's loan portfolio due for the fiscal periods indicated as of June 30, 1996 by type of loan:


                                 Balance
                               Outstanding                    More        More       More         More         More
                                   at                        than 1      than 2     than 3       than 5       than 10
                                June 30,      One Year       Year to    Years to   Years to     Years to     Years to    More than
                                  1996         or less       2 Years     3 Years    5 Years     10 Years     15 Years    15 Years
                               --------       --------     --------     --------    --------   --------      --------     --------
Real estate loans:
        Conventional           $141,247       $  2,062     $    890     $  1,709    $ 17,769   $ 34,069      $ 28,885     $ 55,863
        Construction              2,171          2,171           --           --          --         --            --           --
Consumer and Other Loans         10,010          2,790          423          879       3,741      1,658           519           --
                               --------       --------     --------     --------    --------   --------      --------     --------
        Total                  $153,428       $  7,023     $  1,313     $  2,588    $ 21,510   $ 35,727      $ 29,404     $ 55,863
                               ========       ========     ========     ========    ========   ========      ========     ========

        Contractual maturities of loans do not reflect the average life of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and refinancings. Scheduled principal amortization also reduces the average maturity of the loan portfolio. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages.

        Adjustable- and Fixed-Rate Loans

        The following table sets forth by type of loan the amount of First Federal's fixed-rate loans and AMLs included in its gross loans receivable:


                                                                                       At June 30,
                                                        ------------------------------------------------------------------------
                                                           1996            1995           1994            1993            1992
                                                                                  (Dollars in thousands)
One-to-Four Family Residential Mortgage Loans
     Fixed Rates                                          $54,212         $71,772        $64,294         $44,963         $38,388
     Adjustable Rates                                      81,051         107,849         92,492          90,957          86,017
                                                         --------        --------       --------        --------        --------
                                Total                    $135,263        $179,621       $156,786        $135,920        $124,405

Commercial Real Estate Loans
     Fixed Rates                                            3,511           2,996          4,062           4,468           6,148
     Adjustable Rates                                       4,644           6,423          4,863           4,614           5,454
                                                         --------        --------       --------        --------        --------
                                Total                      $8,155          $9,419         $8,925          $9,082         $11,602

Total Real Estate Loans
     Fixed Rates                                           57,723          74,768         68,356          49,431          44,536
     Adjustable Rates                                      85,695         114,272         97,355          95,571          91,471
                                                         --------        --------       --------        --------        --------
                                Total                    $143,418        $189,040       $165,711        $145,002        $136,007

Consumer & Other Loans
     Fixed Rates                                            6,671          11,438         10,011           8,841           8,047
     Adjustable Rates                                       3,339           5,624          6,049           4,813           4,559
                                                         --------        --------       --------        --------        --------
                                Total                     $10,010         $17,062        $16,060         $13,654         $12,606

Total Loans Receivable
     Fixed Rates                                           64,394          86,206         78,367          58,272          52,583
     Adjustable Rates                                      89,034         119,896        103,404         100,384          96,030
                                                         --------        --------       --------        --------        --------
                                Total                    $153,428        $206,102       $181,771        $158,656        $148,613

        Residential Mortgage Loans

        To the extent deemed appropriate, in view of market forces, First Federal intends to continue to originate AMLs in order to reduce the impact of rapid increases in market rates of interest on its operations and the market value of its equity. Although critical to maintaining an asset/liability matching program and a reasonable interest rate risk posture, adjustable-rate loans generally do not adjust as rapidly as changes in the Bank's cost of funds.

        The Bank also continues to be an originator of fixed-rate mortgage loans. Fixed-rate residential mortgages currently originated by the Bank generally are made with 15- and 30-year amortization schedules. The Bank also originates fixed-rate residential mortgages with balloon payments, with the balloon payment being due generally in five or seven years, although occasionally the period may be longer. The majority of the conforming fixed-rate residential mortgage loans currently being originated by First Federal are sold to FNMA or FHLMC. A portion of the nonconforming mortgage loans are sold on a non-recourse basis in the nonconforming secondary market. However, the highest quality nonconforming loans are being retained in portfolio in order to increase interest income.

        Of the $144.9 million loans originated in fiscal year 1996, $65.8 million were nonconforming mortgage loan originations. This compares to the origination of $10.6 million nonconforming mortgage loans of the total $111.0 million loan originations during fiscal year 1995. At June 30, 1996, $23.3 million nonconforming loans were included in the loan portfolio as compared to $4.8 million in portfolio at June 30, 1995.

        The Bank also originates second mortgages, the majority of which are on real estate in which it also holds the first mortgage. The loans have either adjustable rate or fixed rate features with terms similar to first mortgage loans. The second mortgage, when combined with the balance of the first mortgage, normally does not exceed 80% of the value of the real estate, but may, in certain cases, be granted at 100% of the value of the real estate.

        First Federal offers residential construction loans to both individuals and builders. Such loans accounted for approximately 10.7% of the total amount of loans originated by the Bank in fiscal year 1996. The construction loans are generally for a period of 6 to 12 months, and the Bank may receive personal guarantees from the principals. An independent appraiser inspects all sites prior to origination of the loans as required by OTS regulations.

        The Bank also provides the permanent financing on construction projects for residential housing. The Bank normally grants a commitment for permanent financing concurrent with the origination of the construction loan. Such commitments are generally market rate commitments and require the borrower to satisfy the Bank's normal underwriting criteria at the time the loan is made. Terms are similar to those established for other first mortgage loans. Interest rates are generally adjustable and are set at the time of the origination of the construction loan. In the case of an AML, the construction period is included in the time frame upon which the interest rate adjustment is based.

        In many instances, construction loans have a commitment for permanent financing either from the Bank or another financial institution prior to closing the construction loan. In other cases, the Bank does grant "spec" residential construction loans to builders on a limited basis. Each builder is limited by amount and number of projects that are in process at any one time. These limits are established and monitored by the Board of Directors regularly.

        Under policies adopted by the Bank's Board of Directors, the Bank limits the loan-to-value ratio to 100% on residential mortgage loans. The Bank generally requires all conventional loans with loan-to-value ratios in excess of 80% to carry private mortgage insurance which insures First Federal against default on a portion of the principal amount of the loan. Commercial real estate loans generally may not exceed 75% of the value of the secured property. Construction loans generally may not exceed 80% of the value of the secured property and generally are made for 80% or less of the appraised value of the property upon completion.

        It is the Bank's policy to obtain title insurance policies insuring that First Federal has a valid lien on mortgaged real estate. Borrowers also must obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies.

        Commercial Real Estate Loans

        At June 30, 1996, First Federal's commercial real estate loan portfolio (including loans on nonresidential property, land, and five or more dwelling units) aggregated $8.2 million, or 5.4% of the total loan portfolio. During the early 1980s, First Federal originated and purchased a number of commercial real estate loans. Such activity has been very limited in the past several years. Land development loans are generally limited to less than 75% of the market value of the improved land and are granted as revolving lines of credit. Interest rates generally are 2% above the prime rate, recalculated on a monthly basis. As lot sales occur, the Bank generally requires a payment equal to 75% of the gross sale proceeds. The land development loans have been granted in communities served by various First Federal offices.

        Consumer Lending

        The Bank also originates consumer loans, which include savings account loans, student loans, automobile loans, property improvement loans, home equity loans, mobile home loans, credit card loans, and other secured and unsecured consumer loans. Applicable laws and regulations permit the Bank to make secured and unsecured consumer loans up to 35% of the institution's total assets. At June 30, 1996, such loans constituted $10.0 million, or 6.6% of the total loan portfolio.

         The maximum term of automobile loans is generally five years, with the rate and term dependent upon whether the vehicle is new or used. Home equity loans are variable rate and are treated as revolving lines of credit. At June 30, 1996, home equity loans aggregated $3.1 million, available balances averaged $14,344, and approved credit line balances averaged $26,146. Savings account loans generally do not exceed 90% of the savings account balance which collateralizes the loan and demand an interest rate generally equal to 2.0% above the rate paid on the savings account.


Origination, Purchase and Sale of Loans and Participations

        As a federally-chartered savings institution, First Federal has general authority to make real estate loans secured by properties located throughout the United States. At June 30, 1996, most of First Federal's total loans receivable were secured by real estate located in its primary market. Through the loan origination office network, however, the Bank's lending market is expanded beyond the traditional areas.

         During the mid-1980's, First Federal purchased a limited number of participations in loans originated by other financial institutions. In such instances, First Federal purchased a portion of a loan from a lead lender which services the loan and remits to the Bank its pro-rata share of interest and principal payments received from the borrower. First Federal pays a fee from .25% to .50% of the interest earned on the loan to the lead lender for servicing the loan. This operating strategy was undertaken because of an inadequate supply of loans in the Bank's primary lending area. Since that time, few participations have been purchased. The Bank has expanded its origination and purchasing operations for mortgage loans and currently has an adequate supply of loans in its market areas. The Bank is continually looking for new market areas into which it can expand.

        Historically, mortgage loans have been originated by the Bank primarily through referrals from real estate brokers, builders and walk-in customers, as well as through refinancing for existing customers. The Bank carefully monitors interest rates in its market areas and believes that it is competitive in such areas. During fiscal 1996, the Bank originated $132.2 million of residential real estate loans (including construction loans) as compared to $95.3 million of residential real estate loans in 1995 and $189.9 million of residential real estate loans in 1994. First Federal continues to obtain its market share of loans in its communities. In addition, through mortgage banking services, additional loans are granted in other surrounding communities. This increase in volume in 1996 was due to the increased production of the loan origination offices. The decreased volume of originations in 1995 resulted from the increasing interest rates from those interest rates experienced during fiscal 1994. Loans purchased through a wholesale correspondent network increased to $27.6 million during fiscal 1996 as compared to $13.7 million during 1995 and $81.0 million during fiscal 1994. The increase in loan purchases during 1996 can be attributed to a program designed to replace the loan production from the branches sold during the year. Additionally, the Bank originates and sells FHA and VA loans in the secondary mortgage market.

        During 1996, the Bank sold $67.6 million in loans to FHLMC and FNMA as compared to the sale of $25.7 million in loans to FHLMC and FNMA in fiscal year 1995. The Bank continues to service most of the loans sold in 1996 and retains a portion of the interest received (.250% to .375%) as a servicing fee. An additional $28.4 in million loans were sold in conjunction with the branch sales during fiscal 1996 and $37.5 million in conforming loans were sold to private investors. An aggregate of $27.9 million in nonconforming loans were sold to various investors during 1996 as compared to $7.1 million in nonconforming loan sales in 1995. These loans are generally sold servicing released.

        The following table shows total loan originations, purchases, sales and repayment activities of the Bank during the periods indicated:


                                                         Years Ended June 30,
                                                        (Dollars in thousands)
                                                 -----------------------------------
                                                    1996         1995         1994
                                                 ---------    ---------    ---------
Loans Originated
        Real estate loans
               Construction (1)                  $  15,466    $  14,169    $  16,913
               Land                                     --          740        1,027
               Loans for purchase or refinance
                 of existing property:
                   One-to-four units               116,783       81,117      172,947
                   Over four units                      --          143           --
               Commercial                              215          313          249
        Consumer loans (2)                          12,394       14,537       13,494
                                                 ---------    ---------    ---------
               Total loans originated            $ 144,858    $ 111,019    $ 204,630


Participations and whole loans purchased         $  27,583    $  13,695    $  81,039

Participations and whole loans sold              ($161,421)   ($ 32,835)   ($206,691)
Loan principal repayments                          (63,694)     (67,548)     (55,863)
                                                 ---------    ---------    ---------
Change in loan portfolio                         ($ 52,674)   $  24,331    $  23,115

- -------------
(1)  Construction loans originated are residential.

(2)  Consumer  loans  consist   primarily  of  home  equity,   savings  account,
     signature, automobile, and property improvement loans.


        Income from Lending Activities

        Interest rates charged by First Federal on mortgage loans are primarily determined by competitive loan rates offered in its market areas. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are, in turn, affected by general economic conditions, the monetary policies of the federal government, (including the Board of Governors of the Federal Reserve Board), the general supply of money in the economy, tax policies and governmental budget matters.

        In addition to interest earned on loans and the income from servicing of loans, the Bank receives income through fees in connection with late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, modified, sold or purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in markets serviced by the Bank.

        In its lending, the Bank may charge loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the lives of the related loans as an adjustment to the yield of such related loans. However, in the event the related loan is sold, any net deferred loan fees remaining with respect to such loans are taken into income. In addition, commitment fees are offset against related direct costs and recognized over the life of the related loans as an adjustment of yield, if the commitment is exercised, or, if the commitment expires unexercised, the commitment fees are recognized in income upon expiration of the commitment.

        The following table sets forth certain information concerning loan origination and commitment fees and deferred loan origination and commitment fees on First Federal's mortgage loan portfolio for each of the periods or as of the dates indicated.

                                                1996        1995        1994
                                               ------      ------      ------
                                                     (Dollars in Thousands)

Loan origination, commitment
        fees and service fees earned
        during the year ended June 30            $140        $780        $700

Net deferred loan origination and
        commitment fees on mortgage
        loans at end of year                     $611        $360        $328

Purchased and originated mortgage
        servicing rights at end of year          $591      $1,432      $1,440


Asset Quality

        Collection Practices

        When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower and seeking payment. Contacts are generally made after a payment is more than 30 days past due and a late charge is assessed at such time. In most cases, deficiencies are cured promptly. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full, or refinanced, the property is sold pursuant to statutory requirements after obtaining a judgement of foreclosure from the appropriate court. The property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted by federal regulations to finance the sales of these properties by loans or contracts to facilitate the sale of real estate owned, which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards.

         Non-Performing Assets

         The table below sets forth the amounts and categories of First Federal's non-performing assets (nonaccrual loans and other non-performing assets) for the last five years. It is the policy of the Bank to review loans regularly and loans are placed on nonaccrual status when the loans become contractually past due 90 days or more. Two commercial mortgage loans with outstanding principal balances of $975,000 at June 30, 1994 and $1,000,000 at June 30, 1993 in which the Bank purchased participating interests became nonperforming in fiscal year 1993, and are included in the schedule below for 1994 and 1993. The participation loans were disposed of during fiscal year 1995 at no loss to the Bank.

                                                Year Ended June 30,
                                 ----------------------------------------------
                                   1996      1995      1994      1993      1992
                                              (Dollars in thousands)
Non-performing assets:
Non-accrual loans (1)            $  555    $  400    $1,635    $1,647    $  776
Other non-performing assets (2)     177       145       160       168       423
Restructured loans                   --        --        --        --        --
                                 ------    ------    ------    ------    ------
Total non-performing assets      $  732    $  545    $1,795    $1,815    $1,199
Non-performing assets to
   total assets                    0.29%     0.17%     0.71%     0.79%     0.57%

- -----------
(1) Approximately $48,000 in gross interest income would have been recorded in the year ended June 30, 1996 if the loans had been current in accordance with their original terms and had been outstanding throughout the year, or since origination if held for part of the period. Approximately $26,000 in interest income was actually recognized in the year.

(2) Troubled loans acquired through foreclosure or deed-in-lieu of foreclosure are included in the Statement of Financial Condition as real estate owned.

        Loss and Delinquency Experience

        During the year ended June 30, 1996, the Bank realized net charge-offs on loans and sales of real estate owned aggregating $65,000. At June 30, 1996, 1.14% of the outstanding principal balance of loans in the Bank's portfolio was delinquent between 61 and 90 days and .62% was delinquent 91 days or more. The Bank's loss experience on its loan portfolio for the years shown is summarized in the following tables:


                                             Year Ended June 30,
                                 -----------------------------------------
                                   1996            1995            1994
                                 --------        ---------       ---------
                                           (Dollars in thousands)
Loans receivable, net            $150,749        $201,819        $172,817
Net losses (charge-offs)         $     65        $     39        $    150
Percent delinquent 61 days
   or more at end of year            1.76%           1.14%           1.77%
Total dollar amount
   foreclosed                    $    180        $    691        $    244
Percent foreclosed                   0.12%           0.34%           0.14%


Analysis of the Allowance for Loan Losses

                                                   Year Ended June 30,
                                         ------------------------------------
                                          1996   1995    1994    1993    1992
                                          ----   ----    ----    ----    ----
                                                      (Dollars in thousands)

Balance at beginning of year             $878    $817    $892    $808    $756

Charge-offs
   Loans
      Real estate mortgages                30      15     138      85      78
      Consumer loans                       52      32      23      30      21

Recoveries
   Loans
      Real estate mortgages                13      --       1      73       1
      Consumer loans                        4       8      10      11       8
                                         ----    ----    ----    ----    ----
Net charge-offs                            65      39     150      31      90

Additional provision to operations         83     100      75     115     142
                                         ----    ----    ----    ----    ----
Balance at end of year                   $896    $878    $817    $892    $808
                                         ====    ====    ====    ====    ====

Ratio of net charge-offs during the
year to average loans outstanding
during the year                          0.04%   0.02%   0.09%   0.03%   0.06%

        Additional information regarding the allowance for loan losses is as follows:

                                                                                 At June 30, 1996
                                                     ---------------------------------------------------------------------------
                                                                         % of Loans in                           Allowance as a
                                                      Amount of        Each Category to    Allowance as a        % of Loans
                     Type of Loan                     Allowance        Loans Receivable    % of Loan Type        Receivable
                     ------------                     ---------        ----------------    --------------        ----------
                                                                             (Dollars in thousands)

One-to-Four Family Mortgage Loans                        $267               88.16%            0.20%               0.17%
Commercial Real Estate Loans                              536                5.32%            6.57%               0.35%
Consumer & Other Loans                                     93                6.52%            0.93%               0.06%
                                                         ----              ------                                 ----
                                                         $896              100.00%                                0.58%




                                                                                  At June 30, 1995
                                                     ---------------------------------------------------------------------------
                                                                         % of Loans in                              Allowance as a
                                                      Amount of        Each Category to      Allowance as a           % of Loans
                     Type of Loan                     Allowance        Loans Receivable      % of Loan Type           Receivable
                     ------------                     ---------        ----------------      --------------           ----------
                                                                              (Dollars in thousands)

One-to-Four Family Mortgage Loans                        $214               87.29%              0.12%                  0.10%
Commercial Real Estate Loans                              559                4.52%              5.93%                  0.27%
Consumer & Other Loans                                    105                8.19%              0.62%                  0.05%
                                                         ----              ------                                      ----
                                                         $878              100.00%                                     0.42%





                                                                                 At June 30, 1994
                                                     ---------------------------------------------------------------------------
                                                                         % of Loans in                              Allowance as a
                                                      Amount of        Each Category to      Allowance as a           % of Loans
                     Type of Loan                     Allowance        Loans Receivable      % of Loan Type           Receivable
                     ------------                     ---------        ----------------      --------------           ----------
                                                                             (Dollars in thousands)

One-to-Four Family Mortgage Loans                        $228               86.25%              0.15%                  0.13%
Commercial Real Estate Loans                              566                4.91%              6.34%                  0.31%
Consumer & Other Loans                                     23                8.84%              0.14%                  0.01%
                                                         ----              ------                                      ----
                                                         $817              100.00%                                     0.45%




                                                                                   At June 30, 1993
                                                     ---------------------------------------------------------------------------
                                                                         % of Loans in                              Allowance as a
                                                      Amount of        Each Category to      Allowance as a           % of Loans
                     Type of Loan                     Allowance        Loans Receivable      % of Loan Type           Receivable
                     ------------                     ---------        ----------------      --------------           ----------
                                                                               (Dollars in thousands)

One-to-Four Family Mortgage Loans                        $227               85.67%              0.17%                  0.14%
Commercial Real Estate Loans                              642                5.72%              7.07%                  0.40%
Consumer & Other Loans                                     23                8.61%              0.17%                  0.02%
                                                         ----              ------                                      ----
                                                         $892              100.00%                                     0.56%



                                                                                   At June 30, 1992
                                                     ---------------------------------------------------------------------------
                                                                         % of Loans in                              Allowance as a
                                                     Amount of         Each Category to      Allowance as a           % of Loans
                     Type of Loan                     Allowance        Loans Receivable      % of Loan Type           Receivable
                     ------------                     ---------        ----------------      --------------           ----------
                                                                                (Dollars in thousands)

One-to-Four Family Mortgage Loans                        $180                     83.71%         0.14%                  0.12%
Commercial Real Estate Loans                              613                      7.81%         5.28%                  0.41%
Consumer & Other Loans                                     15                      8.48%         0.12%                  0.01%
                                                         ----                     -----                                 ----
                                                         $808                    100.00%                                0.54%

        First Federal regularly reviews the status of non-performing assets to evaluate the adequacy of the allowances for loan and real estate owned losses. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings.

        In addition to the general loan loss allowance, specific reserves have been established for loans and contracts. An asset would warrant such reserve because the loan balance exceeds the appraised value or because of other reasons to anticipate a loss. At June 30, 1996, specific reserve balances were $504,000. All of the specific reserves are for one loan contract acquired in a merger with United Savings Association of Central Indiana, F.A., in 1989. The loan balance at June 30, 1996 was $1.4 million. This specific reserve was established at the time the loan was acquired; the loan is current in its payments and as the loan continues to pay down the specific reserve is released.

        Investment Activities

        The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and the Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of First Federal within policies established by First Federal's Board of Directors.

        At June 30, 1996, First Federal's investment securities portfolio aggregated $43.6 million, consisting primarily of U.S. Treasury and agency obligations. See Note 3 of Notes to Consolidated Financial Statements for a description of investment securities owned at June 30, 1996.

        The current investment policy of the Bank includes the use of both long-term and short-term U.S. government obligations to protect against interest rate fluctuations. The short-term portfolio is managed by the Bank to maximize the earnings on investable funds while also maintaining an adequate level of liquidity. The Bank has the ability and intention to hold its current investment portfolio to maturity.

         The following tables set forth the values of the investment securities as of the dates indicated. Maturities of each category of securities are also indicated.

Investment Securities Portfolio


                                                                 At June 30,                               At June 30,   At June 30,
                                                                    1996                                      1995          1994
                                                                  Amortized       Market      Wtd. Ave.    Amortized     Amortized
Investment Type (1)                      Maturity                   Cost           Value       Yield          Cost          Cost
- --------------------                -------------------          -----------      ------      ---------    -----------   ----------
U.S. Treasury and
  agency obligations                 less than 1 year                   --             --         --
  including mortgage-                1 - 5 years                    24,405         23,671       5.31%
  backed securities                  5 - 10 years                   13,162         12,609       6.62%
                                     more than 10 years              6,057          5,904       7.62%
                                                                   $43,624        $42,184       6.03%          $72,005     $51,119
                                                                   -------        -------
Federal Home Loan Bank
  stock                              N/A                             4,864          4,864       7.50%            3,876       2,498
                                                                   -------        -------       ----           -------     -------
     Total Investment Securities                                   $48,488        $47,048       6.17%          $75,881     $53,617
                                                                   =======        =======       ====           =======     =======


(1) There are no tax-exempt securities included in the above totals.



Available for Sale Portfolio

                                                                   At June 30,                           At June 30,    At June 30,
                                                                      1996                                1995           1994
                                                                    Amortized    Market     Wtd. Ave.    Amortized      Amortized
Investment Type (1)                            Maturity               Cost        Value      Yield         Cost           Cost
- --------------------                       ------------------      -----------   -------    ---------    -----------    -----------
U.S. Treasury and
  agency obligations                       less than 1 year               -            -          -
  including mortgage-                      1 - 5 years                2,961        2,879      5.13%
  backed securities                        5 - 10 years               3,548        3,404      6.69%
                                           more than 10 years         4,398        4,216      6.61%
                                                                    $10,907      $10,499      6.23%          $0          $4,974
                                                                    -------      -------      ----           --          ------

     Total Available for Sale Securities                            $10,907      $10,499      6.23%          $0          $4,974
                                                                    =======      =======      ====           ==          ======


(1) There are no tax-exempt securities included in the above totals.

         The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rates (change in rate multiplied by old volume), (ii) changes in volume (change in volume multiplied by old rate), and (iii) changes in rate/volume.


                                                   Year Ended June 30,                              Year Ended June 30,
                                                      1995 vs. 1996                                    1994 vs. 1995
                                      --------------------------------------------      --------------------------------------------
                                                               Rate/                                              Rate/
                                       Rate        Volume     Volume       Total         Rate         Volume     Volume      Total
                                       ----        ------     ------       -----         ----         ------     ------      -----

Interest earning assets:
  Loan Portfolio (A)(B)(C)             $1,062       ($100)     ($27)        $935          $513        $1,650        $66     $2,229
  Investment securities,
    trading account investments
    and other short-term
    deposits (D)                          346        (300)       (8)          38           560         1,603          5      2,168
                                       ------       -----      ----         ----        ------        ------        ---     ------
                        Total          $1,408       ($400)     ($35)        $973        $1,073        $3,253        $71     $4,397
                                       ------       -----      ----         ----        ------        ------        ---     ------

Interest-bearing liabilities:
  Savings accounts                     $1,626     ($1,527)      ($3)         $96          $970          $849        ($5)    $1,814
  Short-term borrowings                   (96)       (129)       --         (225            20           159         (1        178
  Advances from FHLB and other
    borrowings                             77       1,156        (3)       1,230           602         1,355        514      2,471
                                       ------       -----      ----         ----        ------        ------        ---     ------
                        Total          $1,607       ($500)      ($6)      $1,101        $1,592        $2,363       $508     $4,463
                                       ------       -----      ----         ----        ------        ------        ---     ------
Net Change in interest
  income (expense)                      ($199)       $100      ($29)       ($128)        ($519)         $890      ($437)      ($66)
                                       ======       =====      ====         ====        ======        ======        ===     ======

- ---------------
(A) The effect of nonaccrual loans on net interest-earning assets is not material.

(B)      Out-of-period items and adjustments excluded are not material.

(C)      Loan fees included in interest income are not material.

(D)      All taxable (no tax-exempt investments held).

Yields Earned and Rates Paid; Certain Ratios

        The following table sets forth for First Federal the weighted average yields earned on its interest-earning assets, average cost of interest-bearing liabilities and the spread between yields earned and rates paid as of June 30, 1996 and for each of the years ended June 30, 1996, 1995, and 1994. Average balances are based on quarter-end balances.


                                                                      Year Ended June 30,
                                            As of June 30,       ---------------------------
                                                1996             1996       1995       1994
                                            --------------       -----      -----      ----
Weighted average yield on
        loan portfolio                         8.23%             8.36%      7.82%      7.52%

Weighted average yield on
        investment securities, trading
        account investments, and
        other short-term deposits              5.98%             6.25%      5.83%      4.82%

Weighted average yield on all
        interest-earning assets                7.49%             7.75%      7.22%      6.87%

Weighted average rate paid on
        savings accounts                       5.46%             5.54%      4.69%      4.13%

Weighted average rate paid on
        FHLB advances and other
        borrowings                             5.60%             5.89%      5.86%      4.35%

Weighted average rate on all
        interest-bearing liabilities           5.52%             5.67%      5.02%      4.18%

Net interest margin                            2.30%             2.36%      2.35%      2.89%

Sources of Funds

        General

        Savings accounts and other types of deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, loan sales, FHLB advances, and reverse repurchase agreements. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer-term basis to support expanded lending activities.

        Deposits

        The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. These deposit accounts include passbook accounts, NOW accounts, and money market accounts (Super NOW accounts), as well as fixed-rate certificates and money market accounts.

        The following table sets forth information regarding the types of accounts offered by First Federal at June 30, 1996:


                                              Interest Rates
   Type of Deposit Accounts                 at June 30, 1996                Compounding                  Minimum
   ------------------------                 ----------------                -----------            -------------------------
NOW                                            2.90 - 3.29%                    Simple              Varies by type of account
MMDA                                           2.70 - 5.11%                    Simple              Varies by type of account
Passbook/Statement Savings                     2.70 - 4.06%                    Daily              Varies by type of account
Certificates of Deposit:
     30 days                                       3.75%                       Simple                    $1,000
     91 days                                       4.00%                       Simple                     1,000
     182 days                                      4.75%                       Simple                       500
     11 months                                     5.25%                       Simple                     1,000
     1 year                                        5.00%                       Daily                        500
     1 1/2 years                                   5.10%                       Daily                        500
     1 1/2 year stepped-rate                       5.21%                       Simple                     1,000
     2 1/2 years                                   5.25%                       Daily                        500
     3 year stepped-rate                           5.60%                       Simple                     1,000
     3 1/2 years                                   5.50%                       Simple                       500
     5 years                                       5.60%                       Simple                       500
     10 years                                      5.75%                       Simple                       500
IRA Certificates:
     1 1/2 years                                   5.10%                       Daily                        100
     2 1/2 years                                   5.25%                       Daily                        100
     3  1/2 years                                  5.50%                       Simple                       100
     5 years                                       6.00%                       Simple                       100
Negotiable Certificates:
     Jumbos generally,                         4.00 - 6.00%                    Simple                   100,000
     normal rate + .25%

        The large variety of savings accounts offered by the Bank has increased the Bank's ability to retain deposits and allowed it to be more competitive in obtaining new funds; but, it has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by money market conditions.

         The following table shows the distribution and weighted average rate of First Federal's deposits by type of deposits as of the dates indicated.



                                                                              June 30,
                                ----------------------------------------------------------------------------------------------------
                                              1996                             1995                           1994
                                -------------------------------    ------------------------------   --------------------------------
                                             % of     Wtd. Avg.                % of     Wtd. Avg.                % of      Wtd. Avg.
                                 Balance    Deposits    Rate       Balance   Deposits     Rate       Balance   Deposits      Rate
                                --------    --------  ---------    -------   --------   ---------    -------   --------    ---------
                                                                      (Dollars in thousands)
Type of account:
Passbook/NOW/Super NOW
   Variable Rate
     Savings Accounts(1)        $ 17,170     12.5%      3.2%       $ 38,712    18.5%       2.9%     $ 49,429      28.6%       3.1%
MMDAs                              3,089      2.3%      3.9%         11,120     5.3%       3.0%        5,959       3.5%       2.9%
Certificates of Deposit(2)       116,889     85.2%      5.8%        159,973    76.2%       5.8%      117,403      67.9%       4.6%
                                --------    -----       ---        --------   -----        ---      --------     -----        ---
            Total               $137,148    100.0%      5.5%       $209,805   100.0%       5.1%     $172,791     100.0%       4.1%
                                ========    =====       ===        ========   =====        ===      ========     =====        ===

- ---------------

(1)      Includes noninterest-bearing accounts.

(2)      Includes negotiated rate certificates of deposit and IRAs.


         The following table shows the average amount of, and average rate paid on, First Federal's deposits by type of deposit for the periods indicated.


                                                                      Years Ended June 30,
                                ----------------------------------------------------------------------------------------------------
                                              1996                             1995                           1994
                                -------------------------------    ------------------------------   --------------------------------
                                             % of     Wtd. Avg.                % of     Wtd. Avg.                % of      Wtd. Avg.
                                 Balance    Deposits    Rate       Balance   Deposits     Rate       Balance   Deposits      Rate
                                --------    --------  ---------    -------   --------   ---------    -------   --------    ---------
                                                                      (Dollars in thousands)
Type of account:
Passbook/NOW/Super NOW
   Variable Rate
     Savings Accounts(1)       26,636      16.2%       2.9%       $ 47,455      24.7%     3.1%     $ 49,567        28.2%       3.1%
MMDAs                           4,098       2.5%       3.1%          5,406       2.8%     2.8%        6,734         3.8%       2.9%
Certificates of Deposit(2)    133,059      80.9%       6.2%        138,489      72.2%     5.3%      119,531        67.9%       4.7%
Accrued Interest                  769       0.4%        --             504       0.3%      --           193         0.1%        --
                             --------     -----        ---        --------     -----      ---      --------       -----        ---
            Total            $164,562     100.0%       5.5%       $191,854     100.0%     4.7%     $176,025       100.0%       4.1%
                             ========     =====        ===        ========     =====      ===      ========       =====        ===

(1)      Includes noninterest-bearing accounts.

(2)      Includes negotiated rate certificates of deposit and IRAs.

        The following table sets forth information relating to the Bank's deposit flows during the years indicated.

                                                 Year Ended June 30,
                                         -----------------------------------
                                            1996        1995         1994
                                         ----------   ---------   ----------
                                              (Dollars in thousands)
Increase (decrease) in deposits
        before interest credited         ($ 77,909)   $  31,318   ($  4,692)

Interest credited                            5,252        5,696       5,070
                                         ---------    ---------   ---------
Net increase (decrease)
        in deposits                      ($ 72,657)   $  37,014   $     378
                                         ---------    ---------   ---------
Total deposits at end
        of period                        $ 137,148    $ 209,805   $ 172,791
                                         =========    =========   =========

        The principal methods used by First Federal to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Bank uses traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings. The development of new deposit accounts and services within the past several years has enhanced the Bank's ability to attract deposits.

        During the fiscal year ended June 30, 1996, the Bank increased its brokered deposits from $24.7 million to $34.1 million. The program serves as an alternative source of funds to compliment the borrowing programs and retail savings programs offered in the Bank's local market. The brokered funds enabled the Bank to manage maturities of its deposits in its effort to manage interest rate risk.

        The following table presents, by various interest rate categories, the contractual maturity of certificates of deposits as of June 30, 1996.

                        Maturing in the 12 months Ending

                                           Balances at
                                          June 30, 1996           1997              1998             1999          Thereafter
                                          -------------         --------          --------          ------         ----------
                                                                            (Dollars in thousands)
Certificates of deposit:
       Less than 4.00%                           $269              $269                $0               $0                $0
       4.00% to 4.99%                           7,235             6,510               525              200                 0
       5.00% to 5.99%                          70,495            51,129            12,837            4,840             1,689
       6.00% to 6.99%                          25,612            11,292             8,670            2,682             2,968
       7.00% to 7.99%                          12,030             2,157             5,007            1,333             3,533
       8.00% to 9.99%                           1,081                25               483              537                36
       10.00% or more                             167                 0                 0                0               167
                                             --------           -------           -------           ------            ------
Total certificates of deposit                $116,889           $71,382           $27,522           $9,592            $8,393
                                             ========           =======           =======           ======            ======


        As of June 30, 1996, First Federal had $12.6 million of time deposits with balances over $100,000. Maturity of these deposits is as follows:

                                                 (Dollars in thousands)
                                                  --------------------
3 months or less                                          $3,362
Over 3 months through 6 months                             3,727
Over 6 months through 12 months                            1,110
Over 12 months                                             4,420
                                                         -------
Total                                                    $12,619
                                                         =======

        Borrowings

        First Federal obtains advances from the FHLB of Indianapolis collateralized by the security of mortgage loans and investment securities it owns. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are generally available to member institutions to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of member institutions to establish better asset/liability management by extending the maturities of liabilities. The Bank had $97.3 million in outstanding advances from the FHLB at June 30, 1996.

        1ST BANCORP had a $1.7 million loan outstanding from Ambank, Vincennes, Indiana at June 30, 1996. 1ST BANCORP originally borrowed $1.5 million in June, 1991, of which, $1.0 million was used as a capital infusion to First Federal. An additional $1.0 million was borrowed in December, 1994, all of which was used as a capital infusion to First Federal.

        First Federal also obtains short-term financing through reverse repurchase agreements. These obligations provide another source to meet short-term demands for additional funds. At June 30, 1996, there was $1.9 million of reverse repurchase agreements outstanding.

     The following table sets forth certain information regarding advances from the FHLB and other borrowings, excluding reverse repurchase agreements, by the Corporation at the end of and during the years indicated.



                                                      At June 30,
                                       -------------------------------------
                                          1996          1995          1994
                                       ----------      ------        ------

Weighted average rate on
    advances from the Federal
    Home Loan Bank and other
    borrowings                            5.56%         6.01%         4.96%




                                                 Year Ended June 30,
                                       ------------------------------------
                                          1996          1995          1994
                                       ----------      ------        ------
                                               (Dollars in thousands)
Maximum amount of advances
    from the Federal Home
    Loan Bank and other
    borrowings outstanding
    at any month end                   $99,054         $91,617    $   59,520

Approximate average advances
    from the Federal Home
    Loan Bank and other
    borrowings outstanding             $89,103         $68,771    $   37,619

Approximate weighted average
    rate paid on advances
    from the Federal Home
    Loan Bank and other
    borrowings                            5.94%           5.92%         4.23%



        The weighted average rates in the previous table were computed using the average balance based upon quarter end balances and total interest expense.


Effects of Inflation

     The primary assets and liabilities of savings institutions such as First Federal are monetary in nature. As a result, interest rates have a more significant impact on First Federal's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structures of First Federal's assets and liabilities are critical to the maintenance of acceptable performance levels.

        The principal effect of inflation, as distinct from levels of interest rates, on First Federal's earnings is in the area of other expense. Such expense items as employee compensation, employee benefits, and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans made by First Federal. First Federal is unable to determine the extent, if any, to which the properties securing its loans have appreciated in dollar value due to inflation.

Regulation

        General

        First Federal, as a federally chartered stock savings bank, is a member of the Federal Home Loan Bank System (the "FHLB System") and its deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. First Federal is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with these governmental agencies about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. First Federal is also subject to certain reserve requirements under the Board of Governors of the Federal Reserve System ("FRB" or "Federal Reserve Board") regulations.

        Congress is considering legislation that would consolidate the supervision and regulation of all U.S. financial institutions in one administrative body (the "Legislation"). It cannot be predicted with certainty whether or when the Legislation will be enacted or the extent to which First Federal would be affected thereby.

        An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with $67 million in assets or less to .0045864% for associations with assets in excess of $35 billion. First Federal's current semi-annual assessment, based upon its March 31, 1996 total assets of $272.4 million, was $36,592.

        The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

        Federal Home Loan Bank System

        First Federal is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and savings banks and other member financial institutions. First Federal is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLBank) of outstanding FHLB advances, commitments, lines of credit and letters of credit. First Federal is currently in compliance with this requirement. At June 30, 1996, First Federal's investment in FHLB of Indianapolis stock was $4,864,000.

        In past years, First Federal received dividends on its FHLBank stock. Certain provisions of The Financial Institution Reform, Recovery, and Enforcement Act of 1989, as amended ("FIRREA"), require all 12 FHLBanks to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and-moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have reduced the level of FHLB dividends paid and could adversely affect the value of FHLB stock in the future. For the year ended June 30, 1996, dividends paid to First Federal totalled $354,000, for an annual rate of 8.1%. A reduction in value of such stock may result in a corresponding reduction in First Federal's capital.

        The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

        All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. FIRREA prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as overcollateralization or, under certain circumstances, to renew advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances. Currently First Federal has $83.6 million of mortgage loans and $40.0 million investment securities pledged as collateral for FHLB Advances.

        Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

        Liquidity

        For each calendar month, First Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. The monthly average liquidity of First Federal for June, 1996 was 18.69% and its average short-term liquidity ratio at June 30, 1996 was 16.63%. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

        Real Estate Lending Standards

        OTS regulations require savings institutions to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the associations's real estate lending policies.

        The Bank's written real estate lending policies must be reviewed and approved by the associations's board of directors at least annually. Further, each Bank is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

        Safety and Soundness Standards

        On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

        Insurance of Deposits

        Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance fund, the BIF for commercial banks and state savings banks, and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are currently below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. Thrifts are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, and provided certain fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

        Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the SAIF and the BIF, deposit insurance assessments paid by well-capitalized BIF- insured institutions were recently reduced significantly below the level paid by well-capitalized SAIF-insured institutions. Assessments paid by well-capitalized SAIF-insured institutions exceeded those paid by well-capitalized BIF-insured institutions by approximately $.19 per $100 in deposits in late 1995 and exceeded them by $0.23 per $100 in deposits beginning in 1996. Such premium disparity could have a negative competitive impact on the Bank and other institutions with SAIF deposits.

        Congress has recently considered many proposals designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Among those considered is a recapitalization plan providing for a special assessment, estimated at approximately $0.85 per $100 of SAIF deposits held at some time in 1995, in order to increase SAIF reserves to the level required by law. Certain BIF-insured banks holding SAIF-insured deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments for well-capitalized SAIF-insured institutions would be set at a significantly lower level after the legislation is adopted and could never by reduced below the level set for well-capitalized BIF-insured institutions. The recapitalization plan also provides for the merger of the SAIF and the BIF on January 1, 1998, subject to certain conditions. It has also been proposed that the savings association charter be eliminated in connection with the proposed merger of the BIF and SAIF.

        The Bank had $137.1 million in deposits at June 30, 1996. If the one-time special assessment in the legislative proposal is enacted into law, the Bank will pay an additional after-tax assessment of approximately $1.2 million (based upon deposits at June 30, 1996) which will reduce capital and earnings for the quarter in which any such assessment is recorded. However, it is expected that quarterly SAIF assessments would be reduced significantly sometime after adoption of the legislation.

        No assurances can be given that the SAIF recapitalization plan discussed above or any other plan will be enacted into law or in which form it may be enacted. In addition, the Company can give no assurances that the disparity between BIF and SAIF assessments will be eliminated. If the proposed legislation is not adopted, SAIF premiums may increase and the disparity between BIF and SAIF premiums may become greater, with a resulting adverse effect on the Company's operations.

        Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their remaining unamortized book value), and purchased credit card relationships (which may be included in an amount up 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the saving association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a delinquent commercial loan being assigned a factor of 100%. At June 30, 1996, based on the capital standards then in effect, First Federal was in compliance with the fully phased-in capital requirements.

        The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200 basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. An institution with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200 basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to an institutions's existing risk-based capital requirement. The OTS has stated that it intends to reduce or eliminate the leverage ratio capital requirements once the interest rate risk component rule is implemented. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

        In periods of rapidly changing interest rates, the Bank's balance sheet is subject to significant fluctuations in market value (interest rate risk exposure). However, as the delayed interest rate risk rules proposed by the OTS currently read, the Bank at June 30, 1996, would have no additional capital requirement. The Bank's management remains cognizant of the proposed rules and continues to monitor its interest rate risk position.

        The following is a summary of First Federal's regulatory capital and capital requirements at June, 30 1996:


                                     Tangible            Core        Risk-based
                                      Capital           Capital        Capital
                                    ---------           -------      ----------
                                                  (Dollars in thousands)

Regulatory Capital                   $23,015            $23,015       $23,407
Minimum capital requirement            3,955              7,909        10,308
Excess capital                       $19,060            $15,106       $13,099

Regulatory capital ratio                8.7%               8.7%         17.9%

Minimum capital ratio                   1.5%               3.0%          8.0%

        If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil monetary penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

        Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1996, the Bank was categorized as "well capitalized."

        An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk- based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital or 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

        "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

        Capital Distribution Regulations

        An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash- out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution. An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution. An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution. However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." First Federal is currently a Tier 1 institution.

        A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval.

        The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

        Federal Reserve System

         Under FRB regulations, First Federal is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), and non-personal money market deposit accounts. The effect of these reserve requirements is to increase First Federal's cost of funds. First Federal is in compliance with its reserve requirements. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. FedICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

        Holding Company Regulations

        The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is subject to regulatory oversight of the Director of the OTS. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with the Corporation and with other companies affiliated with the Corporation.

        HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Additionally, under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15 percent of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

        The Corporation currently is a unitary savings and loan holding company, and there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

        Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank also apply). See "-- Qualified Thrift Lender." At June 30, 1996, First Federal's asset composition was in excess of that required to qualify First Federal as a Qualified Thrift Lender.

        If the Corporation were to acquire control of another savings institution other than through merger or other business combination with First Federal, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Corporation and any of its subsidiaries (other than First Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence, or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

        The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state- chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings institutions in more than one state in the case of certain emergency thrift acquisitions.

        No subsidiary savings association of a savings and loan holding company may declare or pay dividends on its permanent or nonwithdrawable stock unless it first gives the Director of OTS thirty days advance notice of such declaration and payment. Any dividend declared during such period, or without the giving of such notice, shall be invalid.

        Federal Securities Law

        The shares of Common Stock of the Corporation are registered with the Securities and Exchange Commission (the "SEC") under the 1934 Act. The Corporation is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the 1934 Act and the rules of the SEC thereunder.

        Shares of Common Stock held by persons who are affiliates of the Corporation may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Corporation meets the current public information requirements under Rule 144, each affiliate of the Corporation who complies with the other conditions of Rule 144 (including a two-year holding period and conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Corporation or (ii) the average weekly volume of trading in such share during the preceding four calendar weeks.

        Qualified Thrift Lender

        Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, refinance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities; (iv) direct or indirect existing obligations of either the FDIC or the FSLIC for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date; (vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days or origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufacturing housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one-to four-family residences that are valued at no more than 60% of the median value of homes constructed in the area; (x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction, improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under (x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and
(xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets. Portfolio assets under the QTL test include all of an association's assets less
(i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

        A savings association that fails to meet the QTL test must either convert to a bank (although its deposit insurance assessments will continue to be those of, and payments will continue to be made to, the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then the holding company must within a prescribed time period become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

        A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification, it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

        At June 30, 1996, 75.0% of First Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore First Federal's asset composition was in excess of that required to qualify First Federal as a QTL. First Federal does not expect to significantly change its lending or investment activities in the near future; and, therefore it expects to continue to qualify as a QTL, although there can be no such assurance.

        Community Reinvestment Act Matters

        Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure will include both a four-unit descriptive rating using terms such as satisfactory and unsatisfactory - and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. First Federal has participated in such programs in the past and has plans to participate in the future. The examiners have determined that First Federal has a outstanding record of meeting community credit needs.

Taxation

        Federal Taxation

        Historically, savings associations, such as First Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank will no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or
(ii) excess dividends are paid out by the Bank.

        Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

        The Corporation and its subsidiaries file a consolidated federal income tax return, which has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Corporation generally would not be taken into account in determining the bad debt deduction allowed to First Federal, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Corporation would be required to be taken into account in determining the permitted bad debt deduction.

        The Corporation's federal income tax returns have not been audited in the last five years.

        State Taxation

        For its taxable year beginning January 1, 1990, First Federal became subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Competition

        The Bank's primary market area consists of Knox County, Indiana. A majority of the Bank's savings deposits are received from residents of its primary market area, and a majority of its loans are secured by properties in this area.

        First Federal faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of real estate loans principally comes from other savings institutions, commercial banks, and mortgage banking companies located in its primary market area.

        Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by the Bank and the Corporation.

        In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire
banks  in  other  states  and,   with  state  consent  and  subject  to  certain
limitations, allows banks to acquire out-of- state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997, interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Corporation and the Bank.

        Because of recent changes in Federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.


Current Accounting Issues

        In  fiscal  1996,  the  Corporation   adopted   Statement  of  Financial
Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans for others however those servicing rights are acquired. As discussed in Notes 1 and 5 to the financial statements, the application of SFAS 122 had a significant positive impact on the Bank's Statement of Financial Condition and Statement of Earnings.

        Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," was adopted in 1996. This Statement, which establishes certain framework for the evaluations of loan losses did not have any impact on the Corporation based on the condition of the loan portfolio and management's existing policies concerning the allowance for loan losses.

Employees

        As of September 16, 1996, 1ST BANCORP and its subsidiaries had 143 full-time and 19 part-time employees. None of these employees is represented by a collective bargaining agent or union, and the Corporation believes it enjoys harmonious relations with its personnel.


Item 2.  Properties.

        At June 30, 1996, 1ST BANCORP and First Federal conducted their business and operations from the main office located at 101 North Third Street, Vincennes, Indiana and its office annex at 102 North Fifth Street, Vincennes, Indiana. The property and buildings are owned by the Bank with a net book value of $1.9 million at June 30, 1996. First Financial conducted its business from its office located at 626 Veterans Drive, Vincennes, Indiana. This property had a net book value of $421,000 at June 30, 1996. A portion of the First Financial building is leased to an independent third party.

Item 3.  Legal Proceedings.

        First Federal is involved in three lawsuits that are not in the ordinary course of business. The first is a class action suit alleging escrow violations. This suit has been settled and restitution has been made to all parties. The second suit was filed by a title company involved in providing closing services for a mortgage loan that was purchased by First Federal from a third party mortgage company subsequent to closing; the suit alleges the mortgage company was acting as an agent for First Federal and failed to provide funds for closing the transaction in exchange for the note and deed of trust. The third lawsuit alleges discrimination in the bank's lending practices. It is the opinion of management based upon the current information available, that the ultimate resolutions of these matters will not have a material adverse affect on the Corporation's financial position.

        Other than the above, neither 1ST BANCORP nor First Federal is involved in any legal proceedings, other than routine proceedings occurring in the ordinary course of its business.


Item 4.  Submission of Matters to Vote of Security Holders.

        No matter was submitted to the Corporations's shareholders during the quarter ended June 30, 1996.


Item 4.5  Executive Officers of the Corporation.

        Presented below is certain information regarding the executive officers of the Corporation or the Corporation's wholly owned subsidiary, First Federal Bank, A Federal Savings Bank:

        Frank Baracani (age 54) has been President and Director of the Corporation and First Federal during the past five years.

        Donald G. Bell (age 66) has been Vice President and Director of the Corporation; Director of First Federal; and Partner with the law firm of Hart, Bell, Cummings, Ewing & Stuckey, Vincennes, Indiana during the last five years.

        Carroll C. Hamner (age 61) has been Senior Vice President of First Federal during the last five years.
        C. James McCormick (71) has been Chairman of the Board, Director and Chief Executive Officer of the Corporation, and Chairman of the Board and Director of First Federal, during the last five years.

        Mary Lynn Stenftenagel (42) has been Director and Secretary- Treasurer of the Corporation and Director and Chief Financial Officer of First Federal during the last five years. Ms. Stenftenagel has been Executive Vice President and Secretary of First Federal since October, 1993 and for the two years prior she served as Senior Vice President of First Federal.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related  Stockholder Matters.

         The information required herein is incorporated by reference from "Market Information" on page 42 of 1ST BANCORP's 1996 Annual Report to Shareholders (the "Annual Report to Shareholders").


Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from "Selected Financial Highlights" on page 3 of the Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 8 to 16 of the Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 17 to 40 of the Annual Report to Shareholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         There were no such changes or disagreements during the applicable period.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein with respect to directors is incorporated by reference from the definitive proxy statement of 1ST BANCORP, dated September 26, 1996 (the "Proxy Statement") under "Proposal I - Election of Directors" on pages 3 to 5 of the Proxy Statement. Information required herein pursuant to Item 405 of Regulation S-K (Para. 229.405 of this chapter) is incorporated by reference from page 11 of the Proxy Statement. Information concerning the Corporation's executive officers is included in Item 4.5 in Part I of this report.


Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 6 to 7 of the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and  Management.

         The information required herein is incorporated by reference from pages 1 to 5 of the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from Page 6 of the Proxy Statement.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.

         (a)  Documents Filed as Part of this Report

The following  financial  statements are  incorporated by reference (see Exhibit
13):

                                                                    Page in the
                                                                    1996 Annual
                                                                     Report to
         Financial Statements                                      Shareholders

Independent Auditors' Report                                           17

Consolidated Statements of Financial Condition
as of June 30, 1996, and 1995.                                         18

Consolidated Statements of Earnings for the
Years Ended June 30, 1996, 1995, and 1994.                             19

Consolidated Statements of Stockholders'
Equity for the Years Ended June 30, 1996,
1995, and 1994.                                                        20

Consolidated Statements of Cash Flows for the
Years Ended June 30, 1996, 1995, and 1994.                             21

Notes to Consolidated Financial Statements.                            22

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

         (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 44.

         (d) All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             1ST BANCORP

Date:  September 27, 1996         By: /s/ C. James McCormick
                                      -----------------------------------
                                                C. James McCormick
                                                Chief Executive Officer

Date:  September 27, 1996         By: /s/ Frank D. Baracani
                                      -----------------------------------
                                                Frank D. Baracani
                                                Director and President

         Each person whose individual signature appears below hereby authorizes Frank D. Baracani as attorney-in-fact with full power of substitution to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates:


/s/ C. James McCormick                    Date: September 27, 1996
- --------------------------------
C. James McCormick, Chairman of the Board
and Chief Executive Officer

/s/ John J. Summers                       Date: September 27, 1996
- --------------------------------
John J. Summers, Vice Chairman of the Board

/s/ Frank D. Baracani                     Date: September 27, 1996
- --------------------------------
Frank D. Baracani, Director, President

/s/ Donald G. Bell                        Date: September 27, 1996
- --------------------------------
Donald G. Bell, Director, Vice President

/s/ Mary Lynn Stenftenagel                Date: September 27, 1996
- --------------------------------
Mary Lynn Stenftenagel, Director,
Secretary/Treasurer
(Principal Financial Officer)

/s/ R. William Ballard                    Date: September 27, 1996
- --------------------------------
R. William Ballard, Director

/s/ Rahmi Soyugenc                        Date: September 27, 1996
- --------------------------------
Rahmi Soyugenc, Director

/s/ Ruth Mix Carnahan                     Date: September 27, 1996
- --------------------------------
Ruth Mix Carnahan, Director

/s/ James W. Bobe                         Date: September 27, 1996
- --------------------------------
James W. Bobe, Director

                                  EXHIBIT INDEX

No.          Exhibits                                                    Page

3a       Certificate of Incorporation (incorporated
         by reference to Exhibit 3.1 to Registrant's
         Registration Statement on Form S-4,
         Registration No. 33-24587, filed September
         28, 1988 (the "Registration Statement")                            *

3b       Restated By-Laws of 1ST BANCORP (incorporated
         by reference to Exhibit 3b to the
         Registrant's Form 10-K for the year
         ended June 30, 1994).                                              *

10a      Incentive Stock Option Plan (incorporated
         by reference from Exhibit 10a-1 to the
         Registrant's Form 10-K for the year
         ended June 30, 1991).                                              *

10b      1ST BANCORP Stock Option Plan (incorporated
         by reference from Exhibit 10b-1 to the
         Registrant's Form 10-K for the year
         ended June 30, 1991).                                              *

10c      First Federal  Management  Incentive  Plan for Fiscal Year
         1994 (incorporated by reference to Exhibit 10c to the Registrant's Form 10-K for the year
         ended June 30, 1994).                                              *

10d      Form of Director Deferred Compensation
         Agreement, dated July 1, 1993,  between
         First Federal and each of C. James
         McCormick, John J.  Summers, Frank D.
         Baracani, Mary Lynn Stenftenagel, Robert W.
         Ballard, Ruth Mix Carnahan, Donald G. Bell,
         Rahmi Soyugenc, and James W. Bobe
         (incorporated by reference to Exhibit 10d
         to the Registrant's Form 10-K for the year
         ended June 30, 1994).                                              *

10e      Form of Executive Supplemental Retirement
         Income Agreement, dated July 1, 1993,
         between First Federal and each of C. James
         McCormick, Frank D. Baracani, Mary Lynn
         Stenftenagel, Robert W. Ballard, Carroll C.
         Hamner, Wayne P. Kaufman, and Ronald E.
         McGill (incorporated by reference to
         Exhibit 10d to the Registrant's Form 10-K
         for the year ended June 30, 1994).                                 *

10f      1ST Bancorp 1997 Employee Stock Purchase
         Plan (incorporated by reference to Exhibit A
         of Registrant's Proxy Statement for its
         October 24, 1996 Annual Meeting of Shareholders
         filed with the Securities and Exchange
         Commission on September 27, 1996).                                 *

13       Annual Report to Shareholders                                      __

22       Subsidiaries of the Registrant                                     __

23a      Independent Auditors' Consent                                      __

23b      Independent Auditors' Consent                                      __

23c      Independent Auditors' Consent                                      __

27       Financial Data Schedule (to be filed electronically)
- ---------------

(*) Previously filed with the SEC and by this reference incorporated into this Annual Report.