Form 10-Q
period 1996-09-30
FIRST BANCORP /IN/
filed 1996-11-13
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended September 30, 1996

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to ________________

                             Commission File Number
                                     0-17915

                                   1ST BANCORP

         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Indiana                35-1775411
--------------------------------------   ------------------------------------
       (State of other jurisdiction of       (I.R.S. Employer Identification
       Incorporation or organization)                     Number)

             101 N. Third Street
             Vincennes, Indiana                           47591
--------------------------------------    ------------------------------------
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

                                            YES_____X_________NO______________

As of October 23, 1996, there were 670,643 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION:                                         Number

     Item 1.     Financial Statements

                     Consolidated Condensed Statements
                          of  Financial Condition,
                          September 30, 1996 and June 30,
                          1996 (Unaudited)                                   3

                     Consolidated Condensed Statements
                          of Earnings (Loss), Three Months Ended
                          September 30, 1996 and 1995 (Unaudited)            4

                     Consolidated Condensed Statements of
                         Cash Flows, Three Months Ended
                         September 30, 1996 and 1995
                         (Unaudited)                                         5

                     Notes to Consolidated Condensed
                          Financial Statements (Unaudited)                 6-7

     Item 2.     Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                   8-13

PART II.  OTHER INFORMATION                                                 14

SIGNATURES                                                                  15

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited and in Thousands)



                                                                  September 30,               June 30,
                                                                      1996                     1996
                                                                ----------------           ------------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                                     $  13,385                   $  24,689
    Non-interest bearing deposits                                       438                         410
                                                                  ---------                   ---------
            Cash and cash equivalents                                13,823                      25,099
                                                                  ---------                   ---------

Securities available for sale                                        10,453                      10,499
Securities held to maturity (market value
    of $42,460,000 at September 30, 1996 and
    $42,184,000 at June 30, 1996)                                    43,592                      43,624
Loans receivable, net                                               161,597                     150,749
Loans held for sale                                                  13,627                      18,590
Accrued interest receivable:
    Securities                                                          647                       1,036
    Loans                                                             1,090                       1,179
Stock in FHLB of Indianapolis, at cost                                4,864                       4,864
Office premises and equipment                                         2,905                       2,950
Real estate owned                                                       452                         177
Prepaid expenses and other assets                                     4,910                       4,716
                                                                  ---------                   ---------

TOTAL ASSETS                                                      $ 257,960                   $ 263,483
                                                                  =========                   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                      $ 134,006                   $ 137,148
    Advances from FHLB and other borrowings                          98,905                     100,885
    Advance payments by borrowers for taxes and insurance               644                         492
    Accrued interest payable on deposits                                653                         816
    Accrued expenses and other liabilities                            2,602                       2,413
                                                                  ---------                   ---------

                              Total Liabilities                   $ 236,810                   $ 241,754
                                                                  ---------                   ---------

Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                                    --                          --
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of 670,643 at September 30, 1996 and
       666,561 at June 30, 1996                                   $     671                   $     667
    Paid-in capital                                                   2,838                       2,747
    Retained earnings, substantially restricted                      17,862                      18,560
    Unrealized depreciation on securities                              (221)                       (245)
                                                                  ---------                   ---------

                             Total Stockholders' Equity           $  21,150                   $  21,729
                                                                  ---------                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 257,960                   $ 263,483
                                                                  =========                   =========


See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSS)
               (Unaudited and in Thousands, Except Per Share Data)


                                                                                        Three Months Ended
                                                                                            September 30,
                                                                            --------------------------------------------
                                                                                1996                          1995
                                                                            -------------                 --------------
INTEREST INCOME:
   Loans                                                                       $ 3,595                        $ 4,222
   Investment securities                                                           927                          1,188
   Other short-term investments and
     interest bearing deposits                                                     187                            217
                                                                               -------                        -------

  Total Interest Income                                                          4,709                          5,627
                                                                               -------                        -------

INTEREST EXPENSE:
   Deposits                                                                      1,829                          2,772
   Short-term borrowings                                                            21                             24
   FHLB advances and other borrowings                                            1,417                          1,163
                                                                               -------                        -------

  Total Interest Expense                                                         3,267                          3,959
                                                                               -------                        -------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                                    1,442                          1,668

Provision for loan losses                                                           46                             25
                                                                               -------                        -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                    1,396                          1,643
                                                                               -------                        -------

NON-INTEREST INCOME:
   Fees and service charges                                                         84                             95
   Net gain (loss) on sales of investment securities available
      for sale and trading account investments                                      --                              1
   Net gain on sales of loans                                                      653                            483
   Other                                                                           136                            406
                                                                               -------                        -------

  Total Non-Interest Income                                                        873                            985
                                                                               -------                        -------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                                            1,045                          1,034
   Net occupancy                                                                   181                            205
   Federal insurance premiums                                                    1,429                            136
   Other                                                                           669                            470
                                                                               -------                        -------

  Total Non-Interest Expense                                                     3,324                          1,845
                                                                               -------                        -------

Earnings (Loss) Before Income Taxes                                             (1,055)                           783
Income Taxes                                                                      (424)                           295
                                                                               -------                        -------

NET EARNINGS (LOSS)                                                            ($  631)                       $   488
                                                                               =======                        =======

EARNINGS (LOSS) PER SHARE:
      Primary                                                                  ($ 0.94)                       $  0.72
      Fully-diluted                                                            ($ 0.94)                       $  0.72


See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in Thousands)

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                  1996                            1995
                                                                              ------------                   ------------
Net Cash Flow From Operating Activities:
   Net earnings (loss)                                                            ($631)                           $488
   Adjustments to reconcile net cash provided by operating activities:
      Depreciation and amortization                                                  58                              65
      Amortization of mortgage servicing rights                                      26                              45
      Gain on sale of loans                                                        (653)                           (483)
      Net change in loans held for sale                                           4,963                          (2,392)
      Provision for loan losses                                                      46                              25
      Decrease in accrued interest receivable                                       478                             347
      Decrease (increase) in prepaid expenses and other assets                     (174)                            315
      Increase in accrued expenses and other liabilities                             10                              78
      Undistributed loss of investment in limited partnership                        36                              30
                                                                                -------                        --------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          4,159                          (1,482)
                                                                                -------                         -------

Cash Flows From Investing Activities:
    Proceeds from maturities, calls, repayment  of principal and sales
           of  investment and mortgage-backed securities available for sale          89                             -
    Purchase of investment and mortgage-backed securities                           -                           (12,415)
    Proceeds from maturities, calls, and repayment of principal of
           investment and mortgage-backed securities                                 31                          11,753
    Principal collected on loans, net of originations                           (10,313)                            721
    Purchases of office premises and equipment                                      (25)                            (27)
    Other                                                                          (275)                            (34)
                                                                                -------                         -------

        NET CASH USED BY INVESTING ACTIVITIES                                   (10,493)                             (2)
                                                                                -------                         -------

Cash Flows From Financing Activities:
    Net decrease in deposits                                                     (3,142)                         (2,379)
    Proceeds from FHLB advances and other borrowings                             18,865                          27,866
    Repayment of FHLB advances and other borrowings                             (20,845)                        (27,915)
    Proceeds from issuance of common stock                                           95                              95
    Payment of dividends on common stock                                            (67)                            (64)
    Increase (decrease) in advance payments by borrowers
        for taxes and insurance                                                     152                            (488)
                                                                                -------                      ----------

        NET CASH USED BY FINANCING ACTIVITIES                                    (4,942)                         (2,885)
                                                                                -------                         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (11,276)                         (4,369)

Cash and Cash Equivalents at Beginning of Period                                 25,099                          17,332
                                                                                -------                         -------

Cash and Cash Equivalents at End of Period                                      $13,823                         $12,963
                                                                                =======                         =======


See Notes to Consolidated Condensed Financial Statements

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

Note 2.  Earnings Per Share

Primary  earnings  per  share and  fully-diluted  earnings  per share  have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the earnings per share computations was 666,979 and 670,929 for the three months ended September 30, 1996 and 1995, respectively.

Note 3.  Stock Option and Purchase Plans

1ST BANCORP (the "Corporation") has an Incentive Stock Option Plan whereby 49,220 shares of authorized but unissued common stock were reserved for issuance upon the exercise of stock options granted to key employees. Stock options have been granted for 49,220 shares under the plan at an option price of $5.71 per share. The Corporation also has a stock option plan under which 157,500 shares of authorized but unissued common stock were reserved. Under this plan, 91,875 non-qualified stock options were granted at $5.71 per share to outside directors, and 39,375 incentive stock options and 9,844 non-qualified stock options were granted at $5.71 and $5.86 per share, respectively, to certain key employees. All options granted had been exercised or canceled as of June 30, 1996.

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of First Federal Bank, a Federal Savings Bank (the "Bank") and First Financial Insurance Agency, Inc. can purchase its common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. 15,000 authorized but unissued shares were reserved for issuance under this plan. No shares have been issued under this plan to date. Under a former plan, with identical terms, 13,125 authorized but unissued shares were reserved for issuance. A total of 3,570 shares were issued and purchased by employees in the first quarter of fiscal year 1997 for the fiscal 1996 plan year under the former plan.

                          1ST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4.  Stock Repurchase Plan

In August 1996, the Board authorized the repurchase of up to 5% of the outstanding shares of common stock (670,131 shares were outstanding at the time), subject to market conditions, over a two year period which expires in August 1998. There have been no repurchases of stock under this plan.

Note 5.  Savings Association Insurance Fund ("SAIF") Recapitalization

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the Federal Deposit Insurance Corporation ("FDIC"). The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March 31, 1995. The Bank's portion of the assessment was $1,330,000 and is included in non-interest expense for the quarter ended September 30, 1996.

Note 6.  Reclassifications

Certain amounts in the fiscal year 1996 consolidated financial statements have been reclassified to conform to the fiscal year 1997 presentation.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

(a)  Financial Condition:

Total assets at September 30, 1996, were $257,960,000, a decrease of $5,523,000, or 2.10%, from total assets of $263,483,000 at June 30, 1996. The reduction in total assets is primarily attributable to lower levels of cash and cash equivalents.

Cash and cash equivalents declined by $11,276,000, or 44.93%, to $13,823,000 at September 30, 1996, from $25,099,000 at June 30, 1996. At June 30, 1996, cash and cash equivalents were at above normal levels primarily due to a significant bulk sale of lower yielding conforming mortgage loans during the fourth quarter of fiscal year 1996. Funds from the sale were invested primarily in higher yielding nonconforming mortgage loans during the quarter ended September 30, 1996, contributing to the lower level of cash. In addition, a portion of the funds were used to pay down borrowed funds and repay matured brokered deposits during the first quarter of fiscal year 1997.

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

The level of investment securities held to maturity (including mortgage-backed securities) remained stable and totaled $43,592,000, at September 30, 1996, compared with $43,624,000 at June 30, 1996. Investment securities available for sale (including mortgage-backed securities) also remained stable and totaled $10,453,000 at September 30, 1996, compared with $10,499,000 at June 30, 1996.

Net loans receivable increased by $10,848,000, or 7.20%, to $161,597,000 at September 30, 1996, from $150,749,000 at June 30, 1996. The increase in net loans receivable is attributable to residential mortgage loan production. Growth occurred in both the conforming and non-conforming mortgage loan portfolios. Emphasis continues to be placed on increasing the non-conforming loan portfolio to further enhance the Bank's net interest margin.

Loan production during the three months ended September 30, 1996 decreased modestly compared to the same period of the prior year. During the three months ended September 30, 1996, the Bank funded $37.8 million of loans compared to $41.5 million of loans during the three months ended September 30, 1995. Primarily responsible for the slight decrease in loan production was the decrease of purchased one-to-four family mortgage loans. This type of production totaled $1.6 million for the quarter ended September 30, 1996, compared with $4.2 million for the same period of the prior year.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the three months ended September 30, 1996, non-conforming mortgage lending constituted $22.1 million, or 58.47%, of total loans funded during the period. During the three months ended September 30, 1996, $16.9 million of non-conforming loans were sold on a non-recourse basis in the secondary market. The remainder of the loans, typically the highest quality loans, are retained in portfolio to increase the net interest margin. Non-conforming loans, including those held for sale, increased to $44.1 million at September 30, 1996 compared to $39.9 million at June 30, 1996.

Loans held for sale decreased by $4,963,000, or 26.70% to $13,627,000 at September 30, 1996 from $18,590,000 at June 30, 1996. The primary reason for the decrease in loans held for sale was the sale of two bulk packages of adjustable rate non-conforming mortgage loans which totaled approximately $7.7 million during the quarter ended September 30, 1996. These two packages were held for sale at June 30, 1996.

Asset quality remains strong. At September 30, 1996, non-performing assets totaled $1,142,000 or .44% of total assets. This compares to $732,000 of non-performing assets, or .29% of total assets, at June 30, 1996. The increase in non-performing assets was the result of one-to-four family loans becoming 90 days or more past due and the addition of one single family real estate owned property.

The table below sets forth the amounts and categories of 1ST BANCORP's non-performing assets (non-accrual loans and other non-performing assets) for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on non-accrual status when they become contractually past due 90 days or more.

                                             September 30,            June 30,
                                                1996                   1996
                                             -------------            --------
                                                        (In thousands)
Non-performing assets:
 Non-accrual loans                             $ 690                   $ 555
 Other non-performing assets (1)                 452                     177
 Restructured loans                               --                      --
                                             -------                   -----
Total non-performing assets                   $1,142                   $ 732
Non-performing assets to total assets            .44%                    .29%

(1)  Certain  assets  acquired   through   foreclosures  or  deeds  in  lieu  of
foreclosure, which are included in the Consolidated Condensed Statement of Financial Condition as real estate owned.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the three months ended September 30, 1996, the Bank established, through operations, provisions for loan losses totaling $46,000. In addition, the Bank realized net charge-offs through its allowance for loan loss accounts of $39,000. The Bank's allowance for loan loss was $903,000 at September 30, 1996 and $896,000 at June 30, 1996.

Total deposits decreased by $3,142,000, or 2.29%, to $134,006,000 at September 30, 1996 from $137,148,000 at June 30, 1996. The decrease in deposits resulted primarily from the maturity of brokered deposits during the quarter ended September 30, 1996.

Advances from the Federal Home Loan Bank ("FHLB") and other borrowings decreased by $1,980,000, or 1.96%, to $98,905,000 at September 30, 1996 from $100,885,000 at June 30, 1996. The slight decrease in borrowed money resulted primarily from the repayment of short-term borrowed funds.

Accrued expenses and other liabilities increased slightly to $2,602,000 at September 30, 1996, from $2,413,000 at June 30, 1996. While there was only a slight increase in the overall accrued expenses and other liabilities category, there were two items that changed significantly during the quarter ended
September 30, 1996. First, accounts payable increased by $1.3 million due exclusively to the SAIF assessment. Second, accrued income tax payable decreased by $529,000 due to the net loss attributable to the SAIF assessment. The assessment expense was recognized during the first quarter of fiscal 1997 on a tax effected basis, and is payable during the second quarter of fiscal 1997.

(b)  Results of Operations:

During the three months ended September 30, 1996, 1ST BANCORP recorded a net loss of $631,000, or $0.94 per share, compared to net earnings of $488,000, or $0.72 per share, for the three months ended September 30, 1995. The net loss for the quarter ended September 30, 1996, was a direct result of the one-time assessment for the recapitalization of the SAIF.

Net earnings for the quarter ended September 30, 1996, would have been approximately $165,000 or $0.24 per share as compared to net earnings of $488,000 or $0.72 per share for the quarter ended September 30, 1995, without the one-time SAIF assessment. This reduction was attributable to lower net interest income, lower non-interest income, and one-time charges associated with the loan origination offices recorded during the quarter.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Net interest income before provision for loan losses was $1,442,000 for the three months ended September 30, 1996, compared to $1,668,000 for the three months ended September 30, 1995. The net interest margin was 2.30% for the three months ended September 30, 1996 compared to 2.24% for the three months ended September 30, 1995. The lower level of net interest income was the result of a lower volume of interest-earning assets and interest-bearing liabilities. The lower levels of interest-earning assets and interest-bearing liabilities compared with the prior year were the result of the sale of two retail branch offices of the Bank in the second quarter of fiscal 1996.

Non-interest income for the three months ended September 30, 1996 totaled $873,000 compared to $985,000 for the three months ended September 30, 1995. During the quarter ended September 30, 1996, there were no sales of mortgage servicing rights compared to a net gain of $237,000 on the sale of mortgage servicing rights during the quarter ended September 30, 1995. The gain on sale of servicing is included in "Other" non-interest income in the Consolidated Condensed Statement of Earnings.

Partially offsetting this decline in non-interest income was the increased gain on the sale of mortgage loans. The gain on sale of mortgage loans totaled $653,000 for the quarter ended September 30, 1996 compared to $483,000 for the quarter ended September 30, 1995. The total volume of mortgage loan sales increased only modestly to $23.9 million from $22.1 million. However, the type of loans sold changed to primarily non-conforming loan sales from primarily conforming loan sales which resulted in the increased gain on sale of loans. Non-conforming loan sales totaled $16.9 for the quarter ended September 30, 1996, compared with $4.1 million for the same period of the prior year. Typically, for the Bank, non-conforming loans have been sold at higher gain levels compared with conforming loan sales due to pricing methodology differences (including loan origination fees collected) at the time the loans are originated.

Non-interest expense was $3,324,000 for the three months ended September 30, 1996, compared to $1,845,000 for the three months ended September 30, 1995. The assessment to recapitalize the SAIF is directly responsible for the significant increase in non-interest expense. On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the FDIC. The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March 31, 1995. The Bank's portion of the assessment was $1,330,000 and is included in non-interest expense for the quarter ended September 30, 1996. The assessment is payable on November 27, 1996.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

While the immediate effect on earnings of the one-time assessment is significant, future earnings will be augmented by lower deposit insurance premiums. Based on the latest information available, it is anticipated that the Bank will begin paying an approximately 0.065% premium for insured deposits as of January 1, 1997, compared with the current premium rate of 0.23%.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum 3% core capital ratio. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At September 30, 1996, the Bank met all current capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 1996:

                                 Tangible              Core        Risk-Based
                                  Capital            Capital          Capital
                                  -----------      -----------     -----------
Regulatory Capital               $22,415,000       $22,415,000     $22,820,000

Minimum Capital Requirement        3,873,000         7,746,000      10,181,000
                                  -----------      -----------     -----------

Excess Capital                   $18,542,000       $14,669,000     $12,639,000

Regulatory Capital Ratio                8.68%             8.68%          17.93%
Required Capital Ratio                  1.50%             3.00%           8.00%

During the quarter ended September 30, 1996, 1ST BANCORP paid a $0.10 dividend per share to shareholders. This is the sixteenth consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $20,637,000 in loan commitments and $1,251,000 of loans in process outstanding at September 30, 1996. The majority of these commitments are expected to be funded within the three month period ending December 31, 1996. At September 30, 1996, the Bank had $4,380,000 in outstanding commitments to sell mortgage loans and mortgage-backed securities. The Bank maintains liquidity of at least 5% of net withdrawable assets. The liquidity ratio at September 30, 1996 was 12.03%.

In August 1996, the Board authorized the repurchase of up to 5% of the outstanding shares of common stock (670,131 shares were outstanding at the time), subject to market conditions, over a two year period which expires in August 1998. There have been no repurchases of stock under this plan.

There are no other known trends, events, or uncertainties, including current recommendations by regulatory authorities, that should have, or that are reasonably likely to have, a material effect on the liquidity, capital resources, or operations of 1ST BANCORP.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

First Federal is involved in two lawsuits that are not in the ordinary course of business. The first involves a discrimination complaint filed regarding the Bank's lending practices. The second lawsuit was filed by a title company providing closing services for a mortgage loan that was purchased by the Bank from a third party mortgage company subsequent to closing, and alleges the mortgage company was acting as an agent for the Bank and failed to provide funds for closing the transaction in exchange for the note and deed of trust. First Federal received a summary judgement in its favor in this case. The plaintiffs are appealing the court's decision. It is the opinion of management that, based on current information available, the ultimate resolutions of these matters will not have a material adverse effect on the Corporation's financial position.

Other than the above, neither 1ST BANCORP nor its subsidiaries is involved in any legal proceedings, other than routine proceedings occurring in the ordinary course of its business.


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.


Item 6. Exhibits and Reports on Form 8-K

a)   The following exhibit is filed herewith: Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   1ST BANCORP


Date: November 12, 1996                  By: /s/ C. James McCormick
                                         --------------------------
                                         C. James McCormick, Chairman and
                                         Chief Executive Officer


Date: November 12, 1996                  By:  /s/    Frank D. Baracani
                                         -----------------------------
                                         Frank D. Baracani, President


Date: November 12, 1996                  By:  /s/   Mary Lynn Stenftenagel
                                         ---------------------------------
                                         Mary Lynn Stenftenagel,
                                         Secretary-Treasurer and
                                         Chief Accounting Officer