Form 10-Q
period 1996-12-31
FIRST BANCORP /IN/
filed 1997-02-12
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended December 31, 1996

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

                                              YES_____X_________NO______________

As of February 5, 1997, there were 697,261 Shares of the Registrant's Common Stock issued and outstanding.
                                                        -1-

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION:                                       Number

  Item 1.     Financial Statements

                  Consolidated Condensed Statements
                       of  Financial Condition,
                       December 31, 1996 and June 30,
                       1996 (Unaudited)                                  3

                  Consolidated Condensed Statements
       of Earnings (Loss), Three Months and Six Months
       Ended December 31, 1996 and 1995 (Unaudited)                      4

                  Consolidated Condensed Statements of
                      Cash Flows, Six Months Ended
                      December 31, 1996 and 1995
                      (Unaudited)                                        5

                  Notes to Consolidated Condensed
                       Financial Statements (Unaudited)                6-7

  Item 2.     Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  8-14

PART II.  OTHER INFORMATION                                          15-16

SIGNATURES                                                              17

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited and in Thousands)


                                                              December 31,    June 30,
                                                                1996           1996
                                                              ---------      ---------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                                 $   9,563      $  24,689
    Non-interest bearing deposits                                   449            410
                                                              ---------      ---------
            Cash and cash equivalents                            10,012         25,099
                                                              ---------      ---------
Securities available for sale                                     8,672         10,499
Securities held to maturity (market value
    of $45,529,000 at December 31, 1996 and
    $42,184,000 at June 30, 1996)                                46,080         43,624
Loans receivable, net                                           164,194        150,749
Loans held for sale                                              17,068         18,590
Accrued interest receivable:
    Securities                                                      998          1,036
    Loans                                                         1,080          1,179
Stock in FHLB of Indianapolis, at cost                            4,864          4,864
Office premises and equipment                                     2,868          2,950
Real estate owned                                                   491            177
Prepaid expenses and other assets                                 5,384          4,716
                                                              ---------      ---------

TOTAL ASSETS                                                  $ 261,711      $ 263,483
                                                              =========      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                  $ 134,879      $ 137,148
    Advances from FHLB and other borrowings                     102,442        100,885
    Advance payments by borrowers for taxes and insurance           339            492
    Accrued interest payable on deposits                            905            816
    Accrued expenses and other liabilities                        1,767          2,413
                                                              ---------      ---------

                               Total Liabilities              $ 240,332      $ 241,754
                                                              ---------      ---------
Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                                --             --
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of  697,261 at December 31, 1996 and
       699,889 at June 30, 1996                               $     664      $     667
    Paid-in capital                                               2,651          2,747
    Retained earnings, substantially restricted                  18,171         18,560
    Unrealized depreciation on securities                          (107)          (245)
                                                              ---------      ---------
                              Total Stockholders' Equity      $  21,379      $  21,729
                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 261,711      $ 263,483
                                                              =========      =========

See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSS)
               (Unaudited and in Thousands, Except Per Share Data)

                                                                 Three Months Ended       Six Months Ended
                                                                      December 31,           December 31,
                                                                --------------------    --------------------
                                                                   1996       1995        1996        1995
                                                                 --------   --------    --------    --------
INTEREST INCOME:
   Loans                                                         $  3,751   $  4,188    $  7,346    $  8,410
   Investment securities                                              929      1,035       1,856       2,223
   Other short-term investments and
     interest bearing deposits                                        128        221         315         438
                                                                 --------   --------    --------    --------

  Total Interest Income                                             4,808      5,444       9,517      11,071
                                                                 --------   --------    --------    --------

INTEREST EXPENSE:
   Deposits                                                         1,877      2,497       3,706       5,269
   Short-term borrowings                                                4         32          25          56
   FHLB advances and other borrowings                               1,403      1,314       2,820       2,477
                                                                 --------   --------    --------    --------

  Total Interest Expense                                            3,284      3,843       6,551       7,802
                                                                 --------   --------    --------    --------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                       1,524      1,601       2,966       3,269

Provision for loan losses                                              40         20          86          45
                                                                 --------   --------    --------    --------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                       1,484      1,581       2,880       3,224
                                                                 --------   --------    --------    --------

NON-INTEREST INCOME:
   Fees and service charges                                            88         60         172         155
   Net gain (loss) on sales of investment securities available
      for sale and trading account investments                          2       (123)          2        (122)
   Net gain on sales of loans                                         548        513       1,201         996
   Net gain on sale of branch offices                                  --      7,274          --       7,274
   Other                                                              170        184         306         590
                                                                 --------   --------    --------    --------

  Total Non-Interest Income                                           808      7,908       1,681       8,893
                                                                 --------   --------    --------    --------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                                 940      1,206       1,985       2,240
   Net occupancy                                                      179        198         360         403
   Federal insurance premiums                                          80        132       1,509         268
   Other                                                              475        636       1,144       1,106
                                                                 --------   --------    --------    --------

  Total Non-Interest Expense                                        1,674      2,172       4,998       4,017
                                                                 --------   --------    --------    --------

Earnings (Loss) Before Income Taxes                                   618      7,317        (437)      8,100
Income Taxes                                                          242      2,735        (182)      3,030
                                                                 --------   --------    --------    --------

NET EARNINGS (LOSS)                                              $    376   $  4,582    ($   255)   $  5,070
                                                                 ========   ========    ========    ========

EARNINGS (LOSS) PER SHARE:
      Primary                                                    $   0.53   $   6.51    ($  0.37)   $   7.20
      Fully-diluted                                              $   0.53   $   6.51    ($  0.37)   $   7.20


See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in Thousands)

                                                                               Six Months Ended
                                                                                  December 31,
                                                                                1996        1995
                                                                              --------    --------
Net Cash Flow From Operating Activities:
   Net earnings (loss)                                                        ($   255)   $  5,070
   Adjustments to reconcile net cash provided by operating activities:
      Depreciation and amortization                                                139         165
      Amortization of mortgage servicing rights                                     54          69
      Gain on sale of loans                                                     (1,201)       (996)
      Gain (Loss) on sale of securities                                             (2)        122
      Gain on sale of branches                                                      --      (7,274)
      Net change in loans held for sale                                          1,522      (3,827)
      Provision for loan losses                                                     86          45
      Decrease in accrued interest receivable                                      137         908
      Decrease (increase) in prepaid expenses and other assets                    (661)        223
      Increase (decrease) in accrued expenses and other liabilities               (649)      1,166
      Undistributed loss of investment in limited partnership                       67         183
                                                                              --------    --------

        NET CASH USED BY OPERATING ACTIVITIES                                     (763)     (4,146)
                                                                              --------    --------

Cash Flows From Investing Activities:
    Purchase of investment and mortgage-backed securities
           available for sale                                                   (8,968)     (2,000)
    Proceeds from maturities, calls, repayment  of principal and sales
           of  investment and mortgage-backed securities available for sale     11,030      38,078
    Purchase of investment and mortgage-backed securities                       (2,515)    (16,120)
    Proceeds from maturities, calls, and repayment of principal of
           investment and mortgage-backed securities                                56      13,421
    Principal collected on loans, net of originations                          (12,423)        938
    Purchases of life insurance policies                                           (35)         --
    Purchases of stock of FHLB of Indianpolis                                       --        (500)
    Purchases of office premises and equipment                                     (57)        (92)
    Proceeds from sale of office premises and equipment - branch sales              --       1,316
    Proceeds from sale of loans - branch sales                                      --      28,875
    Sale of deposits - branch sales                                                 --     (78,473)
    Other                                                                         (314)          2
                                                                              --------    --------

        NET CASH USED BY INVESTING ACTIVITIES                                  (13,226)    (14,555)
                                                                              --------    --------

Cash Flows From Financing Activities:
    Net increase (decrease) in deposits                                         (2,269)        733
    Proceeds from FHLB advances and other borrowings                            42,844      73,014
    Repayment of FHLB advances and other borrowings                            (41,287)    (57,499)
    Proceeds from issuance of common stock                                         108         109
    Purchase and retirement of common stock                                       (207)       (181)
    Payment of dividends on common stock                                          (134)       (128)
    Decrease in advance payments by borrowers
        for taxes and insurance                                                   (153)     (1,593)
                                                                                          --------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (1,098)     14,455
                                                                              --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (15,087)     (4,246)

Cash and Cash Equivalents at Beginning of Period                                25,099      17,332
                                                                              --------    --------

Cash and Cash Equivalents at End of Period                                    $ 10,012    $ 13,086
                                                                              ========    ========

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

Note 2.  Stock Dividend

On November 22, 1996, the Board of Directors approved a 5% common stock dividend with a record date of December 27, 1996, and payment date of January 10, 1997. All share and per share data have been adjusted to reflect the 5% stock dividend.

Note 3.  Earnings Per Share

Primary earnings per share and fully-diluted earnings per share have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the earnings per share computations was 702,646 and 703,001 for the three months ended and 700,709 and 703,738 for the six months ended December 31, 1996 and 1995, respectively.

Note 4.  Stock Purchase Plans

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of First Federal Bank, a Federal Savings Bank (the "Bank") and First Financial Insurance Agency, Inc. can purchase its common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser.

A total of 15,750 authorized but unissued shares were reserved for issuance under this plan. No shares have been issued under this plan to date. Under a former plan, with identical terms, 13,781 authorized but unissued shares were reserved for issuance. A total of 3,749 shares were issued and purchased by employees in the first quarter of fiscal year 1997 for the fiscal 1996 plan year under the former plan. A total of 11,472 shares were issued under the former plan.

                          1ST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5.  Stock Repurchase Plan

In August 1996, the Board authorized the repurchase of up to 5% of the outstanding shares of common stock (703,638 shares were outstanding at the time), subject to market conditions, over a two year period which expires in August 1998. During the quarter ended December 31, 1996, 7,383 shares of common stock were repurchased. These 7,383 shares represent the cumulative total purchased under this plan to date.

Note 6.  Savings Association Insurance Fund ("SAIF") Recapitalization

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the Federal Deposit Insurance Corporation ("FDIC"). The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March 31, 1995. The Bank's portion of the assessment was $1,330,000 and is included in non-interest expense for the six months ended December 31, 1996.

Note 7.  Branch Sales

On December 16, 1995, 1ST BANCORP completed the sale of certain assets and certain liabilities (the "Branch Sales") of two of the Bank's full-service retail branch offices in Tipton and Kokomo, Indiana resulting in a pre-tax gain of $7,274,000. The transaction consisted of the sale of certain mortgage and consumer loans, office premises and equipment and certain deposit liabilities.

Note 8.  Reclassifications

Certain amounts in the fiscal year 1996 consolidated financial statements have been reclassified to conform to the fiscal year 1997 presentation.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

(a)  Financial Condition:

Total assets decreased slightly to $261,711,000 at December 31, 1996, compared to total assets of $263,483,000 at June 30, 1996. While there was only a slight reduction in total assets, cash and cash equivalents declined significantly during the six months ended December 31, 1996. The decline in cash and cash equivalents was used to fund an increased loan portfolio.

Cash and cash equivalents declined by $15,087,000, or 60.11%, to $10,012,000 at December 31, 1996, from $25,099,000 at June 30, 1996. At June 30, 1996, cash and cash equivalents were at above normal levels primarily due to a significant bulk sale of lower yielding conforming mortgage loans during the fourth quarter of fiscal year 1996. Funds from the sale were invested primarily in higher yielding nonconforming mortgage loans during the six months ended December 31, 1996.

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

The level of investment securities held to maturity (including mortgage-backed securities) increased by $2,456,000, or 5.63%, to $46,080,000, at December 31, 1996, from $43,624,000 at June 30, 1996. Investment securities available for sale (including mortgage-backed securities) declined by $1,827,000, or 17.40%, to $8,672,000 at December 31, 1996, from $10,499,000 at June 30, 1996.

Net loans receivable increased by $13,445,000, or 8.92%, to $164,194,000 at December 31, 1996, from $150,749,000 at June 30, 1996. The increase in net loans receivable is attributable to residential mortgage loan production. Growth occurred in both the conforming and non-conforming mortgage loan portfolios. Emphasis continues to be placed on increasing the non-conforming loan portfolio to further enhance the Bank's net interest margin.

Loan production during the six months ended December 31, 1996 decreased compared to the same period of the prior year. During the six months ended December 31, 1996, the Bank funded $68.1 million of loans compared to $82.4 million of loans during the six months ended December 31, 1995. Primarily responsible for the decrease in loan production was the decrease of purchased one-to-four family mortgage loans. This type of production totaled $2.0 million for the six months ended December 31, 1996, compared with $13.1 million for the same period of the prior year.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the six months ended December 31, 1996, non-conforming mortgage lending constituted $42.3 million, or 62.12%, of total loans funded during the period. During the six months ended December 31, 1996, $24.7 million of non-conforming loans were sold on a non-recourse basis in the secondary market. The remainder of the loans, typically the highest quality loans, are retained in portfolio to increase the net interest margin. Non-conforming loans, including those held for sale, increased to $55.7 million at December 31, 1996 compared to $39.9 million at June 30, 1996.

Loans held for sale totaled $17,068,000 at December 31, 1996, a decrease of $1,522,000, or 8.19%, from $18,590,000 at June 30, 1996. Primarily responsible for the change in the level of loans held for sale is the timing of the sale of bulk packages of non-conforming loans.

At December 31, 1996, non-performing assets totaled $2,126,000 or .82% of total assets. This compares to $732,000 of non-performing assets, or .29% of total assets, at June 30, 1996. The increase in non-performing assets was primarily the result of one-to-four family mortgage loans becoming 90 days or more past due and the addition of three single family real estate owned properties. The increased level of one-to-four family mortgage loans 90 or more days past due are due to increased conforming and non-conforming delinquencies.

The table below sets forth the amounts and categories of 1ST BANCORP's non-performing assets (non-accrual loans and other non-performing assets) for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on non-accrual status when they become contractually past due 90 days or more.

                                              December 31,           June 30,
                                                  1996                 1996
                                              -------------------------------
                                                       (In thousands)
Non-performing assets:
 Non-accrual loans                               $1,635                $ 555
 Other non-performing assets (1)                    491                  177
 Restructured loans                                  --                   --
                                                 ------               ------
Total non-performing assets                      $2,126                $ 732
Non-performing assets to total assets               .82%                 .29%


(1)  Certain  assets  acquired   through   foreclosures  or  deeds  in  lieu  of
foreclosure, which are included in the Consolidated Condensed Statement of Financial Condition as real estate owned.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the six months ended December 31, 1996, the Bank established, through operations, provisions for loan losses totaling $86,000. In addition, the Bank realized net charge-offs through its allowance for loan loss accounts of $38,000. The Bank's allowance for loan loss was $944,000 at December 31, 1996 and $896,000 at June 30, 1996.

Prepaid expenses and other assets increased to $5,384,000 at December 31, 1996 from $4,716,000 at June 30, 1996. The increase was primarily attributable to the purchase of the book of business of an existing independent insurance agency during December 1996. The book of business was merged with the existing customer base of First Financial Insurance Agency, Inc. As a result of the acquisition, First Financial Insurance, Inc. opened a full service insurance office in Princeton, Indiana in addition to its existing full service office in Vincennes, Indiana.

Total deposits decreased by $2,269,000, or 1.65%, to $134,879,000 at December 31, 1996 from $137,148,000 at June 30, 1996. The decrease in deposits resulted primarily from the maturity of brokered deposits during the six months ended December 31, 1996.

Advances from the Federal Home Loan Bank ("FHLB") and other borrowings increased by $1,557,000, or 1.54%, to $102,442,000 at December 31, 1996 from $100,885,000 at June 30, 1996. The slight increase in borrowed money resulted primarily from an increased usage of short-term borrowed funds near the calendar year end to offset decrease in deposits.

Accrued expenses and other liabilities decreased to $1,767,000 at December 31, 1996, from $2,413,000 at June 30, 1996. The decrease is primarily attributable to two items. First, accrued income tax payable decreased by $273,000 due to the net loss realized for the six months ended December 31, 1996. The net loss is directly attributable to the SAIF assessment. The assessment expense was recognized during the first quarter of fiscal 1997 on a tax effected basis, and was paid during the second quarter of fiscal 1997. Second, the management incentive plan payable was distributed during the first quarter of fiscal year 1997 for the fiscal 1996 plan year.

(b)  Results of Operations:

During the three months ended December 31, 1996, 1ST BANCORP had net income of $376,000, or $0.53 per share, compared to net earnings of $4,582,000, or $6.51 per share, for the three months ended December 31, 1995. During the six months ended December 31, 1996, 1ST BANCORP recorded a net loss of $255,000, or $0.37 per share, compared to net earnings of $5,070,000, or $7.20 per share, for the six months ended December 31, 1995.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The net loss for the six months ended December 31, 1996, was a direct result of the one-time assessment of $1,330,000 for the recapitalization of the SAIF. The higher level of earnings for the three and six months ended December 31, 1995 resulted from the pre-tax gain of $7,274,000 from the Branch Sales.

Net interest income before provision for loan losses was $1,524,000 for the three months ended December 31, 1996, compared to $1,601,000 for the three months ended December 31, 1995. The net interest margin was 2.45% for the three months ended December 31, 1996 compared to 2.24% for the three months ended December 31, 1995. Net interest income before provision for loan losses was $2,966,000 for the six months ended December 31, 1996, compared to $3,269,000 for the six months ended December 31, 1995. The net interest margin was 2.37% for the six months ended December 31, 1996 compared to 2.24% for the six months ended December 31, 1995.

The lower level of net interest income for both the three and six months ended December 31, 1996 was the result of a lower volume of interest-earning assets and interest-bearing liabilities. The lower levels of interest-earning assets and interest-bearing liabilities compared with the prior year were the result of the Branch Sales during the second quarter of fiscal 1996. However, the average excess of interest-earning assets over interest-bearing liabilities was greater during the three and six months ended December 31, 1996 as compared to the same periods of the prior year. This enabled the net interest margin as a percent of total assets to expand despite the Bank's reduced size. In addition, continued emphasis on non-conforming loan originations, which typically are higher yielding than conforming loan products, has augmented the expansion of the net interest margin by enhancing the yield on interest-earning assets.

Non-interest income for the three months ended December 31, 1996 totaled $808,000 compared to $7,908,000 for the three months ended December 31, 1995. Non-interest income for the six months ended December 31, 1996 totaled $1,681,000 compared to $8,893,000 for the six months ended December 31, 1995. The lower level of non-interest income for the three and six months ended December 31, 1996 as compared to same period of the prior year, was directly attributable to the Branch Sales.

The net gain on the sale of investment securities available for sale and trading account investments totaled $2,000 for the three and six months ended December 31, 1996 compared with a net loss of $123,000 for the three months and a net loss of $122,000 for the six months ended December 31, 1995. The net loss for the three and six months ended December 31, 1995 resulted primarily from the sale of available for sale securities in order to fund the sale of deposits that was a part of the Branch Sales. There was only minimal activity in the available for sale and trading accounts during the three and six months ended December 31, 1996.
                                                       -11-

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The gain on sale of mortgage loans totaled $548,000 for the quarter ended December 31, 1996 compared to $513,000 for the quarter ended December 31, 1995. The gain on sale of mortgage loans totaled $1,201,000 for the six months ended December 31, 1996 compared to $996,000 for the six months ended December 31, 1995. The total volume of mortgage loan sales declined for the six months ended December 31, 1996 to $41.0 million from $50.8 million for the same period of the prior year. However, the type of loans sold changed to a majority of non-conforming loan sales from a majority of conforming loan sales, which resulted in the increased gain on sale of loans. Non-conforming loan sales totaled $24.7 million for the six months ended December 31, 1996 compared with $9.9 million for the same period of the prior year. Non-conforming loans have been sold at higher gain levels compared with conforming loan sales due to pricing methodology differences (including loan origination fees collected) at the time the loans are originated.

"Other" non-interest income remained relatively stable during the three months ended December 31, 1996 and totaled $170,000 compared with $184,000 during the three months ended December 31, 1995. "Other" non-interest income totaled $306,000 for the six months ended December 31, 1996 compared to $590,000 for the six months ended December 31, 1995. The lower level of "Other" non-interest income resulted from two primary items. First, there were no sales of mortgage servicing rights during the six months ended December 31, 1996 compared to a net gain of $237,000 on the sale of mortgage servicing rights during the six months ended December 31, 1995. Second, service charges for deposit accounts declined during the six months ended December 31, 1996 compared with the same period of the prior year. The decline was attributable to the reduction of deposit accounts which resulted from the Branch Sales.

Non-interest expense totaled $1,674,000 for the three months ended December 31, 1996, compared to $2,172,000 for the three months ended December 31, 1995. Non-interest expense totaled $4,998,000 for the six months ended December 31, 1996, compared to $4,017,000 for the six months ended December 31, 1995.

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the FDIC. The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March
31, 1995. The Bank's portion of the assessment was $1,330,000 and was included in non-interest expense for the first quarter of fiscal 1997 and paid during the second quarter of fiscal 1997. While the immediate effect on earnings of the one-time assessment is significant, future earnings will be augmented by lower deposit insurance premiums. The Bank began paying an assessment of 0.065% premium for insured deposits as of January 1, 1997, compared with the previous assessment rate of 0.23%.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Federal insurance premium expense totaled $80,000 for the quarter ended December 31, 1996 compared to $132,000 for the quarter ended December 31, 1995. The lower expense resulted from a reduced assessment rate as mandated by the FDIC and a lower level of insured deposits as compared with the prior year.The assessment to recapitalize the SAIF is directly responsible for the significant increase in non-interest expense for the six months ended December 31, 1996. Federal insurance premium expense totaled $1,509,000 for the six months ended December 31, 1996 compared to $268,000 the six months ended December 31, 1995.

Compensation and employee benefits expense totaled $940,000 for the three months ended December 31, 1996 compared to $1,206,000 for three months ended December 31, 1996. Compensation and employee benefits expense totaled $1,985,000 for the six months ended December 31, 1996 compared to $2,240,000 for six months ended December 31, 1996. The lower level of compensation and employee benefit expense are primarily due to lower expenses associated with the management incentive plan and from a reduced number of employees which resulted from the Branch Sales.

"Other" non-interest expense totaled $475,000 for the three months ended December 31, 1996 compared to $636,000 for the three months ended December 31, 1996. The lower expense was primarily due to a lower operating loss of the affordable housing tax credit apartment project that the Bank's wholly owned subsidiary Financial Services of Southern Indiana Corporation is invested in as a limited partner. "Other" non-interest expense remained relatively stable and totaled $1,144,000 for the six months ended December 31, 1996 compared to $1,106,000 for the six months ended December 31, 1995.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum 3% core capital ratio. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At December 31, 1996, the Bank met all current capital requirements.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1996:

                                      Tangible               Core                  Risk-Based
                                       Capital             Capital                    Capital
Regulatory Capital                    $21,940,000         $21,940,000               $22,392,000
Minimum Capital Requirement             3,906,000           7,811,000                11,368,000
                                       -----------       -------------             ------------

Excess Capital                        $18,034,000         $14,129,000               $11,024,000

Regulatory Capital Ratio                     8.43%               8.43%                    15.76%
Required Capital Ratio                       1.50%               3.00%                     8.00%


During the quarter ended December 31, 1996, 1ST BANCORP paid a $0.10 cash dividend per share to shareholders. This is the seventeenth consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $27,566,000 in loan commitments and $1,212,000 of loans in process outstanding at December 31, 1996. The majority of these commitments are expected to be funded within the three month period ending March 31, 1997. At December 31, 1996, the Bank had $3,966,000 in outstanding commitments to sell mortgage loans and mortgage-backed securities. The Bank maintains liquidity of at least 5% of net withdrawable assets. The liquidity ratio at December 31, 1996 was 7.96%.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 24, 1996, the Annual Meeting of Shareholders was held and the results of which follow. The meeting was held prior to the declaration of the 5% stock dividend, therefore, the voting results do not reflect any effects of the stock dividend.


                                                     Against or                             Broker
                                        For           Withheld           Abstain          Non-votes
Election of R. William
Ballard as Director for
term expiring in 1999               491,574            47,774                0                   0

Election of Frank D.
Baracani as Director for
term expiring in 1999               484,667            54,681                0                   0

Election of John J.
Summers as Director for
term expiring in 1999               484,701            54,647                0                   0

Approval and ratification
of 1ST BANCORP 1997
Employee Stock Purchase
Plan                                474,964            59,160            2,622                   0

Item 6. Exhibits and Reports on Form 8-K

a)   The following exhibit is filed herewith: Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   1ST BANCORP


Date: February 13, 1997                       By: /s/ C. James McCormick
                                              --------------------------
                                              C. James McCormick, Chairman and
                                              Chief Executive Officer


Date: February 13, 1997                       By:  /s/    Frank D. Baracani
                                              -----------------------------
                                              Frank D. Baracani, President


Date: February 13, 1997                       By:  /s/   Mary Lynn Stenftenagel
                                              ---------------------------------
                                              Mary Lynn Stenftenagel,
                                              Secretary-Treasurer and
                                              Chief Accounting Officer