Form 10-Q
period 1997-03-31
FIRST BANCORP /IN/
filed 1997-05-14
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 1997

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


YES_____X_________NO______________

As of April 23, 1997, there were 697,538 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX



                                                                          Page
PART I.  FINANCIAL INFORMATION:                                          Number

         Item 1.    Financial Statements

                        Consolidated Condensed Statements
                          of  Financial Condition,
                          March 31, 1997 and June 30,
                          1996 (Unaudited)                                 3

                        Consolidated Condensed Statements
                           of Earnings, Three Months and
                           Nine Months Ended March 31, 1997
                           and 1996 (Unaudited)                            4

                        Consolidated Condensed Statements of
                          Cash Flows, Nine Months Ended
                          March 31, 1997 and 1996 (Unaudited)              5

                        Notes to Consolidated Condensed
                          Financial Statements (Unaudited)               6-7

         Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     8-14

PART II.  OTHER INFORMATION                                               15

SIGNATURES                                                                16

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited and in Thousands)

                                                           March 31,   June 30,
                                                             1997         1996
                                                         ---------    ---------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                            $  18,239    $  24,689
    Non-interest bearing deposits                              369          410
                                                         ---------    ---------
                    Cash and cash equivalents               18,608       25,099
                                                         ---------    ---------
Trading account securities                                   1,973           --
Securities available for sale                                9,509       10,499
Securities held to maturity (market value
    of $45,911 at March 31, 1997 and
    $42,184 at June 30, 1996)                               47,072       43,624
Loans receivable, net                                      159,223      150,749
Loans held for sale                                         21,312       18,590
Accrued interest receivable:
    Securities                                                 704        1,036
    Loans                                                    1,094        1,179
Stock in FHLB of Indianapolis, at cost                       4,864        4,864
Office premises and equipment                                3,236        2,950
Real estate owned                                              326          177
Prepaid expenses and other assets                            5,169        4,716
                                                         ---------    ---------
TOTAL ASSETS                                             $ 273,090    $ 263,483
                                                         =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                             $ 146,641    $ 137,148
    Advances from FHLB and other borrowings                101,325      100,885
    Advance payments by borrowers
          for taxes and insurance                              644          492
    Accrued interest payable on deposits                       803          816
    Accrued expenses and other liabilities                   1,918        2,413
                                                         ---------    ---------
                  Total Liabilities                      $ 251,331    $ 241,754
                                                         ---------    ---------
Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                           --           --
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of  697,538 at March  31, 1997 and
       699,889 at June 30, 1996                          $     698    $     667
    Paid-in capital                                          2,631        2,747
    Retained earnings, substantially restricted             18,636       18,560
    Unrealized depreciation on securities                     (206)        (245)
                                                         ---------    ---------
                 Total Stockholders' Equity              $  21,759    $  21,729
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 273,090    $ 263,483
                                                         =========    =========


See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              (Unaudited and in Thousands, Except Per Share Data)

                                                            Three Months Ended     Nine Months Ended
                                                                 March 31,              March 31,
                                                          ---------------------   --------------------
                                                            1997        1996        1997        1996
                                                          --------    --------    --------    --------
INTEREST INCOME:
   Loans                                                  $  3,897    $  3,811    $ 11,243    $ 12,221
   Investment securities                                       970         762       2,826       2,985
   Trading account securities                                   14           3          14           3
   Other short-term investments and
     interest bearing deposits                                 149         187         464         625
                                                          --------    --------    --------    --------
  Total Interest Income                                      5,030       4,763      14,547      15,834
                                                          --------    --------    --------    --------
INTEREST EXPENSE:
   Deposits                                                  1,949       1,817       5,655       7,086
   Short-term borrowings                                        18          22          43          78
   FHLB advances and other borrowings                        1,369       1,409       4,189       3,886
                                                          --------    --------    --------    --------
  Total Interest Expense                                     3,336       3,248       9,887      11,050
                                                          --------    --------    --------    --------
NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                1,694       1,515       4,660       4,784

Provision for loan losses                                       84          15         170          60
                                                          --------    --------    --------    --------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                1,610       1,500       4,490       4,724
                                                          --------    --------    --------    --------
NON-INTEREST INCOME:
   Fees and service charges                                    101          66         273         213
   Net loss on sales of investment securities available
      for sale and trading account investments                 (34)        (42)        (32)       (164)
   Net gain on sales of loans                                  392         498       1,593       1,494
   Net gain on sale of branch offices                           --          --          --       7,274
   Other                                                       172         184         478         774
                                                          --------    --------    --------    --------
  Total Non-Interest Income                                    631         706       2,312       9,591
                                                          --------    --------    --------    --------
NON-INTEREST EXPENSE:
   Compensation and employee benefits                        1,010         906       2,995       3,146
   Net occupancy                                               185         168         545         571
   Federal insurance premiums                                   40         101       1,549         369
   Other                                                       472         468       1,616       1,566
                                                          --------    --------    --------    --------
  Total Non-Interest Expense                                 1,707       1,643       6,705       5,652
                                                          --------    --------    --------    --------
Earnings Before Income Taxes                                   534         563          97       8,663
Income Taxes                                                    (6)        218        (188)      3,248
                                                          --------    --------    --------    --------
NET EARNINGS                                              $    540    $    345    $    285    $  5,415
                                                          ========    ========    ========    ========
EARNINGS PER SHARE:                                       $   0.78    $   0.50    $   0.41    $   7.70



See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in Thousands)

                                                                    Nine Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    1997           1996
                                                                 ---------      ---------
Net Cash Flow From Operating Activities:
Net earnings                                                     $     285      $   5,415
Adjustments to reconcile net cash
  provided by operating activities:
   Depreciation and amortization                                       241            256
   Amortization of mortgage servicing rights                            83             90
   Gain on sale of loans                                            (1,593)        (1,494)
   Net change in trading account securities                         (1,973)            --
   Loss on sale of securities                                           32            164
   Gain on sale of branches                                             --          (7274)
   Net change in loans held for sale                                (2,722)        (5,352)
   Provision for loan losses                                           170             60
   Decrease in accrued interest receivable                             417            726
   Decrease (increase) in prepaid expenses and other assets           (464)         1,081
   Decrease in accrued expenses and other liabilities                 (534)        (1,257)
   Undistributed loss of investment in limited partnership              95            227
                                                                 ---------      ---------
     NET CASH USED BY OPERATING ACTIVITIES                          (5,963)        (7,358)
                                                                 ---------      ---------
Cash Flows From Investing Activities:
    Purchase of investment and mortgage-backed securities
                   available for sale                              (20,982)       (34,024)
    Proceeds from maturities, calls, repayment
                   of principal and sales
                   of  investment and mortgage-backed
                   securities available for sale                    22,007         64,056
    Purchase of investment and mortgage-backed securities           (3,518)       (33,266)
    Proceeds from maturities, calls, and
                   repayment of principal of
                   investment and mortgage-backed securities            59         19,670
    Principal collected on loans, net of originations               (7,207)        (8,002)
    Purchases of life insurance policies                               (35)            --
    Purchases of stock of FHLB of Indianpolis                           --           (988)
    Purchases of office premises and equipment                        (494)          (118)
    Proceeds from sale of office premises and
                    equipment - branch sales                            --          1,316
    Proceeds from sale of loans - branch sales                          --         28,875
    Sale of deposits - branch sales                                     --        (78,473)
    Other                                                             (149)            15
                                                                 ---------      ---------
        NET CASH USED BY INVESTING ACTIVITIES                      (10,319)       (40,939)
                                                                 ---------      ---------
Cash Flows From Financing Activities:
    Net increase in deposits                                         9,493         14,620
    Proceeds from FHLB advances and other borrowings                51,818        139,344
    Repayment of FHLB advances and other borrowings                (51,378)      (110,890)
    Proceeds from issuance of common stock                             116            123
    Purchase and retirement of common stock                           (207)          (181)
    Payment of dividends on common stock                              (203)          (200)
    Increase (decrease) in advance payments by borrowers
        for taxes and insurance                                        152         (1,498
                                                                 ---------      ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                    9,791         41,318
                                                                 ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (6,491)        (6,979)

Cash and Cash Equivalents at Beginning of Period                    25,099         17,332
                                                                 ---------      ---------
Cash and Cash Equivalents at End of Period                       $  18,608      $  10,353
                                                                 =========      =========


See Notes to Consolidated Condensed Financial Statements

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

Note 3.  Earnings Per Share

Earnings per share have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the earnings per share computations was 697,159 and 699,118 for the three months ended and 700,147 and 702,179 for the nine months ended March 31, 1997 and 1996, respectively.

Note 4.  Stock Purchase Plans

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of First Federal Bank, a Federal Savings Bank (the "Bank") and First Financial Insurance Agency, Inc. can purchase the Corporation's common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. A total of 15,750 authorized but unissued shares were reserved for issuance under this plan. No shares have been issued under this plan to date. Under a former plan, with identical terms as the exisiting plan, 13,781 authorized but unissued shares were reserved for issuance. A total of 3,749 shares were issued and purchased by employees in the first quarter of fiscal year 1997 for the fiscal 1996 plan year under the former plan. A total of 11,472 shares were issued under the former plan.

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


Note 6.  Savings Association Insurance Fund ("SAIF") Recapitalization

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the Federal Deposit Insurance Corporation ("FDIC"). The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March 31, 1995. The Bank's portion of the assessment was $1,330,000 and is included in non-interest expense for the nine months ended March 31, 1997.

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

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



 (a)  Financial Condition:

Total assets increased by $9,607,000, or 3.65%, to $273,090,000 at March 31, 1997, compared to total assets of $263,483,000 at June 30, 1996. The increase is primarily attributable to increases in loans receivable and the investment securities portfolio.

Cash and cash equivalents declined by $6,491,000, or 25.86%, to $18,608,000 at March 31, 1997, from $25,099,000 at June 30, 1996. At June 30, 1996, cash and cash equivalents were at above normal levels primarily due to a significant bulk sale of lower yielding conforming mortgage loans during the fourth quarter of fiscal year 1996. The decline in cash and cash equivalents was used to fund a portion of the increased loan and investment portfolio.

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

The level of investment securities held to maturity (including mortgage-backed securities) increased by $3,448,000, or 7.90%, to $47,072,000, at March 31,
1997, from $43,624,000 at June 30, 1996. Investment securities available for sale (including mortgage-backed securities) declined by $990,000, or 9.43%, to $9,509,000 at March 31, 1997, from $10,499,000 at June 30, 1996. Trading account securities totaled $1,973,000 at March 31, 1997, compared with no trading account securities at June 30, 1996.

Net loans receivable increased by $8,474,000, or 5.62%, to $159,223,000 at March 31, 1997, from $150,749,000 at June 30, 1996. The increase in net loans receivable is attributable to residential mortgage loan production. Growth occurred primarily in the non-conforming mortgage loan portfolios. Emphasis continues to be placed on increasing the non-conforming loan portfolio to further enhance the Bank's net interest margin.

Loan production during the nine months ended March 31, 1997 decreased compared to the same period of the prior year. During the nine months ended March 31, 1997, the Bank funded $93.2 million of loans compared to $125.7 million of loans during the nine months ended March 31, 1996. Primarily responsible for the decrease in loan production was the decline in purchases of one-to-four family mortgage loans. The Bank purchased and funded $2.0 million in one-to-four family mortgage loans during the nine months ended March 31, 1997, compared with $21.9 million for the same period of the prior year. This occurred because of the Bank's decision to decrease the correspondent loan program due to pricing constraints.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


During the nine months ended March 31, 1997, non-conforming mortgage lending constituted $57.6 million, or 61.8%, of total loans funded during the period. During the same nine month period, $29.4 million of non-conforming loans were sold on a non-recourse basis in the secondary market. The remainder of the loans are retained in portfolio to increase the net interest margin. Non-conforming loans, including those held for sale, increased to $64.8 million at March 31, 1997 compared to $39.9 million at June 30, 1996.

Loans held for sale totaled $21,312,000 at March 31, 1997, an increase of $2,722,000, or 14.64%, from $18,590,000 at June 30, 1996. Primarily responsible for the change in the level of loans held for sale is the timing of the sale of bulk packages of non-conforming loans.

At March 31, 1997, non-performing assets totaled $1,951,000, or .71% of total assets. This compares to $732,000 of non-performing assets, or .29% of total assets, at June 30, 1996. The increase in non-performing assets was primarily the result of one-to-four family mortgage loans becoming 90 days or more past due. Increased conforming loan and non-conforming loan delinquencies contributed to the increased non-performing assets. Management is actively monitoring the upward trend in non-performing assets. As a result of the increased delinquencies, mortgage loan collection personnel have been increased. In addition, the loan loss valuation allowance accounts have been actively increased to compensate for the increased level of non-performing assets.

The table below sets forth the amounts and categories of 1ST BANCORP's non-performing assets (non-accrual loans and other non-performing assets) for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on non-accrual status when they become contractually past due 90 days or more.


                                               March 31,        June 30,
                                                 1997            1996
                                              ----------      -----------
Non-performing assets:

   Non-accrual loans                          $1,625,000      $  555,000

   Other non-performing assets (1)               326,000         177,000

   Restructured loans                                 --              --

Total non-performing assets                   $1,951,000      $  732,000
                                              ----------      ----------

Non-performing assets to total assets               0.71%           0.29%


-----------------

(1) Certain assets acquired through foreclosures or deeds in lieu of foreclosure, which are included in the Consolidated Condensed Statement of Financial Condition as real estate owned.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


During the nine months ended March 31, 1997, the Bank established, through operations, provisions for loan losses totaling $170,000. In addition, the Bank realized net charge-offs through its allowance for loan loss accounts of $71,000. The Bank's allowance for loan loss was $995,000 at March 31, 1997 and $896,000 at June 30, 1996.

Prepaid expenses and other assets increased to $5,169,000 at March 31, 1997 from $4,716,000 at June 30, 1996. The increase was primarily attributable to the purchase of the book of business of an existing independent insurance agency during December 1996. The book of business was merged with the existing customer base of First Financial Insurance Agency, Inc. As a result of the acquisition, First Financial Insurance, Inc. opened a full service insurance office in Princeton, Indiana in addition to its existing full service office in Vincennes, Indiana.

Total deposits increased by $9,493,000, or 6.92%, to $146,641,000 at March 31, 1997 from $137,148,000 at June 30, 1996. The increase in deposits was primarily the result of an increased use of brokered funds during the nine months ended March 31, 1997. The additional brokered deposits were used to fund on-going loan and investment operations. Advances from the Federal Home Loan Bank ("FHLB") and other borrowings increased slightly to $101,325,000 at March 31, 1997 from $100,885,000 at June 30, 1996.

Accrued expenses and other liabilities decreased to $1,918,000 at March 31, 1997, from $2,413,000 at June 30, 1996. The decrease is primarily attributable to two items. First, accrued income tax payable decreased due to a lower level of earnings for the nine months ended March 31, 1997. The lower earnings were directly attributable to the SAIF assessment. The assessment expense was recognized during the first quarter of fiscal 1997 on a tax effected basis, and was paid during the second quarter of fiscal 1997. Second, the management incentive plan payable was distributed during the first quarter of fiscal year 1997 for the fiscal 1996 plan year. Offsetting the decrease from these items was an increased payable to the Federal Home Loan Mortgage Corporation ("FHLMC"). The increase was caused by an increased number of mortgage loan payoffs for loans that had been sold to FHLMC near the end of the quarter.

(b)  Results of Operations:

During the three months ended March 31, 1997, 1ST BANCORP had net income of $540,000, or $0.78 per share, compared to net earnings of $345,000, or $0.50 per share, for the three months ended March 31, 1996. During the nine months ended March 31, 1997, 1ST BANCORP recorded net income of $285,000, or $0.41 per share, compared to net earnings of $5,415,000, or $7.70 per share, for the nine months ended March 31, 1996.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The lower level of net earnings for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 is attributable to two primary factors. The net earnings for the nine months ended March 31, 1997 included a one time pre-tax assessment of $1,330,000 for the recapitalization of the SAIF. The assessment was realized through earnings during the first quarter of fiscal year 1997. The net earnings for the nine months ended March 31, 1996 included a pre-tax gain of $7,274,000 from the Branch Sales. The gain from the Branch Sales was realized through earnings during the second quarter of fiscal year 1996.

Net earnings for the three months ended March 31, 1997 and 1996, are more readily comparable. The net earnings increase for the quarter ended March 31, 1997 as compared with the same period of the previous year resulted from increased net interest income and a substantially reduced income tax expense, offset by increased net non-interest expense.

Net interest income before provision for loan losses was $1,694,000 for the three months ended March 31, 1997, compared to $1,515,000 for the three months ended March 31, 1996. The net interest margin was 2.64% for the three months ended March 31, 1997 compared to 2.42% for the three months ended March 31, 1996. The increased level of net interest income was the result of the expanded net interest margin. The net interest margin was expanded primarily through the increased level of higher yielding non-conforming mortgage loans which have been retained in the loan portfolio. Also contributing to the increased net interest margin for the three months ended March 31, 1997 as compared with the same period of the previous year, was a slightly higher level of interest-earning assets and interest-bearing liabilities and a relatively stable cost of funds.

Net interest income before provision for loan losses was $4,660,000 for the nine months ended March 31, 1997, compared to $4,784,000 for the nine months ended March 31, 1996. The net interest margin was 2.45% for the nine months ended March 31, 1997 compared to 2.33% for the nine months ended March 31, 1996. The lower level of net interest income for the nine months ended March 31, 1997 was attributable to a lower average level of interest-earning assets and interest-bearing liabilities which resulted from the Branch Sales during the second quarter of fiscal 1996. However, offsetting the decreased volume, the average excess of interest-earning assets over interest-bearing liabilities was greater during the nine months ended March 31, 1997 as compared to the same period of the prior year. This enabled the net interest margin as a percent of total assets to expand despite the lower actual net interest income.

In addition, the Bank's continued emphasis on non-conforming loan originations, which typically are higher yielding than conforming loan products, has augmented the expansion of the net interest margin by enhancing the yield on interest-earning assets. This, combined with a slightly lower average cost of funds during the nine month period ended March 31,

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

1997, has assisted in the expansion of the net interest margin as a percent of total assets.

Non-interest income for the three months ended March 31, 1997 totaled $631,000 compared to $706,000 for the three months ended March 31, 1996. The lower level of non-interest income for the three months ended March 31, 1997 resulted primarily from a decreased gain on sale of loans because of fewer loan sales. Non-interest income for the nine months ended March 31, 1997 totaled $2,312,000 compared to $9,591,000 for the nine months ended March 31, 1996. The lower level of non-interest income for the nine months ended March 31, 1997 was attributable to the Branch Sales which occurred during fiscal year 1996.

Fees and service charges totaled $101,000 and $273,000 for the three and nine months ended March 31, 1997 compared to $66,000 and $213,000 for the three and nine months ended March 31, 1996. The increased income for the three and nine month periods ended March 31, 1997 was attributable to increased mortgage servicing fees for loans serviced for others and increased prepayment fees for non-conforming mortgage loans.

The net losses on the sale of investment securities available for sale and trading account investments totaled $34,000 and $32,000 for the three and nine months ended March 31, 1997, respectively, compared with net losses of $42,000 and $164,000 for the three and nine months ended March 31, 1996, respectively. The higher losses during the nine months ended March 31, 1996 resulted in large part from the sale of available for sale securities used to fund the sale of deposits that was a part of the Branch Sales. The sales and trading activity during 1997 has been in the normal course of business and largely driven by cash flow needs.

The gain on sale of mortgage loans totaled $392,000 for the quarter ended March 31, 1997 compared to $498,000 for the quarter ended March 31, 1996. The decline in the gain on sale of loans for the three months ended March 31, 1997 resulted from a lower volume of conforming loan sales. The total volume of loans sold, conforming and non-conforming mortgage loans, declined for the three months ended March 31, 1997 to $16.5 million from $21.5 million for the quarter ended March 31, 1996. Lower conforming loan sales levels represented 96.7% of the overall lower volume of loan sales.

The gain on sale of mortgage loans totaled $1,593,000 for the nine months ended March 31, 1997 compared to $1,494,000 for the nine months ended March 31, 1996. The total volume of mortgage loan sales declined for the nine months ended March 31, 1997 to $57.5 million from $72.3 million (excluding loans sold as part of the Branch Sales) for the same period of the prior year. However, non-conforming loan sales represented an increased percentage of the loans sold during the nine months ended March 31, 1997 as compared with the same period of the prior year which resulted in the increased gain on sale of loans. Nonconforming loan sales totaled $29.4 million for the nine months ended March 31, 1997

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

compared with $14.8 million for the same period of the prior year. Non-conforming loans have been sold at higher gain levels compared with conforming loan sales due to pricing methodology differences (including loan origination fees collected) at the time the loans are originated.

"Other" non-interest income remained relatively stable during the three months ended March 31, 1997 and totaled $172,000 compared with $184,000 during the three months ended March 31, 1996. "Other" non-interest income totaled $478,000 for the nine months ended March 31, 1997 compared to $774,000 for the nine months ended March 31, 1996. The lower level of "Other" non-interest income resulted from two primary factors. First, there were no sales of mortgage servicing rights during the nine months ended March 31, 1997 compared to a net gain of $237,000 on the sale of mortgage servicing rights during the nine months ended March 31, 1996. Second, service charges for deposit accounts declined during the nine months ended March 31, 1997 compared with the same period of the prior year. The decline was attributable to the reduction of retail deposit accounts which resulted from the Branch Sales.

Non-interest expense totaled $1,707,000 for the three months ended March 31, 1997, compared to $1,643,000 for the three months ended March 31, 1996. Non-interest expense totaled $6,705,000 for the nine months ended March 31, 1997, compared to $5,652,000 for the nine months ended March 31, 1996.

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

Federal insurance premium expense totaled $40,000 for the quarter ended March 31, 1997 compared to $101,000 for the quarter ended March 31, 1996. The lower expense resulted from a reduced assessment rate as mandated by the FDIC. The assessment to recapitalize the SAIF is directly responsible for the significant increase in non-interest expense for the nine months ended March 31, 1997. Federal insurance premium expense totaled $1,549,000 for the nine months ended March 31, 1997 compared to $369,000 the nine months ended March 31, 1996.

Compensation and employee benefits expense totaled $1,010,000 for the three months ended March 31, 1997 compared to $906,000 for three months ended March 31, 1996. The higher level of compensation and employee benefits during the quarter ended March 31, 1997 resulted from increased staffing levels for the Bank's non-conforming loan origination operation and for First Financial
Insurance Agency, Inc. Compensation and employee benefits expense totaled $2,995,000 for the nine months ended March 31, 1997 compared to $3,146,000 for nine months ended March 31, 1996. The lower level of compensation and employee benefit expense for the nine months ended March 31, 1997 was primarily due to lower expenses associated with the management incentive plan and the employee pension plan.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


"Other" non-interest expense remained relatively stable for the three and nine month periods ended March 31, 1997 as compared with the same periods of the prior year. "Other" non-interest expense totaled $472,000 for the three months ended March 31, 1997 compared to $468,000 for the three months ended March 31, 1996. "Other" non-interest expense totaled $1,616,000 for the nine months ended March 31, 1997 compared to $1,566,000 for the nine months ended March 31, 1996.

The Corporation realized an income tax benefit for the nine months ended March 31, 1997 of $188,000 compared to an income tax expense of $3,248,000 for nine months ended March 31, 1996. The income tax benefit for the nine months ended March 31, 1997 resulted from the recognition of income tax credits generated by an affordable housing limited partnership investment.

(c) Capital Resources and Liquidity:

The Corporation is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). First Federal Bank, A Federal Savings Bank, as a subsidiary of a savings and loan holding company, is subject to certain restrictions in its dealings with the Corporation. The Bank is also subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum 3% core capital ratio. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At March 31, 1997, the Bank met all current capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1997:


                                  Tangible         Core          Risk-Based
                                   Capital        Capital          Capital
                                 -----------    -----------      -----------
Regulatory Capital               $22,522,000    $22,522,000      $23,031,000

Minimum Capital Requirement        4,101,000      8,201,000       11,747,000
                                 -----------    -----------      -----------
Excess Capital                   $18,421,000    $14,321,000      $11,284,000

Regulatory Capital Ratio               8.24%          8.24%           15.69%

Required Capital Ratio                 1.50%          3.00%            8.00%



During the quarter ended March 31, 1997, 1ST BANCORP paid a $0.10 cash dividend per share to shareholders. This is the eighteenth consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $31,515,000 in loan commitments and $1,562,000 of loans in process outstanding at March 31, 1997. The majority of these commitments are expected to be funded within the three month period ending June 30, 1997. At March 31, 1997, the Bank had $2,546,000 in outstanding commitments to sell mortgage loans and mortgage-backed securities. The Bank maintains liquidity of at least 5% of net withdrawable assets. The liquidity ratio at March 31, 1997 was 10.34%.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

a)       The following exhibits are filed herewith:

         Exhibit 3a Certificate of Incorporation of Registrant (incorporated by reference to exhibit 3.1 to Registrant's Registration Statement on Form S-4, Registration No. 33-24587, filed September 28, 1988)

         Exhibit 3b Restated Code of By-Laws of Registrant (incorporated by reference to Exhibit 3b to Registrant's Form 10-K for the year ended June 30, 1994)

         Exhibit 27       Financial Data Schedule

b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              1ST BANCORP



Date: May 13, 1997                             By:  /s/ C. James McCormick
                                               --------------------------
                                               C. James McCormick, Chairman and
                                               hief Executive Officer


Date: May 13, 1997                             By:  /s/    Frank D. Baracani
                                               ----------------------------
                                               Frank D. Baracani, President


Date: May 13, 1997                             By:  /s/   Mary Lynn Stenftenagel
                                               ---------------------------------
                                               Mary Lynn Stenftenagel,
                                               Secretary-Treasurer and
                                               Chief Accounting Officer