Form 10-K
period 1997-06-30
FIRST BANCORP /IN/
filed 1997-09-26
CIK 840458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1997

                                       or

[ ]  Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange    Act    of    1934    For    the    transition    period    from
     _______________to__________________

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $17,022,704 as of September 9, 1997.

Number of shares of Common Stock outstanding as of September 9, 1997:  691,460

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended June 30, 1997 are incorporated into Part II. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated into Part I and Part III.

                                   1ST BANCORP

                                    FORM 10-K

                                      INDEX

                                                                        Page No.

Forward Looking Statement..............................................     3

Part I
Item  1.  Business.....................................................     3

Item  2.  Properties...................................................    37

Item  3.  Proceedings..................................................    37

Item  4.  Submission of Matters to a Vote of Security Holders..........    37

Item  4.5 Executive Officers of the Corporation........................    37

Part II

Item  5.   Market for Registrant's Common Equity and Related
             Shareholder Matters.......................................    38

Item  6.   Selected Financial Data.....................................    38

Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    38

Item 7A.   Quantitative and Qualitative Disclosures
               about Market Risks......................................    38

Item  8.   Financial Statements and Supplementary Data.................    40

Item  9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures....................    40

Part III

Item 10.   Directors and Executive Officers of the Registrant..........    41

Item 11.   Executive Compensation......................................    41

Item 12.   Security Ownership of Certain Beneficial
               Ownership and Management................................    41

Item 13.   Certain Relationships and Related Transactions..............    41

Part IV

Item 14.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.....................................    41

Signatures.............................................................    43

                           FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or the deterioration in the financial strength of the Corporation's loan customers.

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

        First Federal offers a full range of banking services through its two banking offices located in Vincennes, Indiana. Additionally, the Bank operates one loan origination office in Evansville Indiana. During the fourth quarter of fiscal year 1997, the Bank closed loan origination offices in Indianapolis, Indiana, Louisville, Kentucky, and suburbs of Cincinnati and Dayton, Ohio. One additional loan origination office located in a suburb of Cleveland, Ohio was closed earlier in fiscal year 1997. The office closures were undertaken to centralize all administrative loan functions in the Vincennes offices, to afford more standardized procedures and controls, and to decrease overhead expenses in the nonconforming loan operations.

        The Bank's principal market area is Knox County in Indiana. The Bank's deposits are obtained primarily from persons who are residents of its primary market area. However, to supplement local deposits, the Bank also makes use of brokered deposits which range in original maturity from one to three years with rates ranging from 5.5% to 6.4%. The program serves as an alternative source of funds to compliment the borrowing program and retail savings programs offered in the Bank's local market. The brokered funds enable the Bank to manage maturities of its deposits in its effort to manage interest rate risk.

        During fiscal 1997, First Financial purchased the book of business of an existing independent insurance agency. The book of business was merged with the existing customer base of First Financial. As a result of the acquisition, First Financial opened a full service insurance office in Princeton, Indiana in addition to its existing full service office in Vincennes, Indiana.

Lending Activities

        General

        First Federal has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veteran's Administration ("VA"). At June 30, 1997, First Federal's net loan portfolio aggregated $146.8 million, representing 54.3% of total assets at that date. This compares to the Bank's net loan portfolio of $150.7 million at June 30, 1996 representing 57.2% of total assets.

        The Bank has historically concentrated on the origination and purchase of conforming conventional mortgage lending. This market is represented by loans conforming to documentation and underwriting standards dictated by the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and the Federal National Mortgage Association ("Fannie Mae" or "FNMA"). The Bank continues to originate conforming loan product but in the past two fiscal years has also concentrated on the origination of nonconforming mortgage loans. Nonconforming loans meet alternative documentation and underwriting requirements dictated by a secondary market made up of companies other than FHLMC and FNMA. Such loans are made to a broader customer base and are graded "A" through "D." Creditworthiness, collateral, equity, and other factors are weighed in the grading of the nonconforming loans and interest rates charged are commensurate with risk.

        The Bank offers both fixed rate mortgage and adjustable rate mortgage ("AML") loans. In addition to residential real estate lending, as part of its asset and liability management strategy, First Federal continues its lending activities in other shorter-term interest rate sensitive loans, including consumer loans, which accounted for 8.7% of the total loan portfolio at June 30, 1997 as compared to 6.6% of the total loan portfolio at June 30, 1996.

        The following table (which excludes the loans held for sale portfolio) sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                                                                  At June 30,
-----------------------------------------------------------------------------------------------------------------
                                          1997            1996            1995            1994            1993
                                     ----------------------------------------------------------------------------
                                                                 (in thousands)
Real estate loans:
     Mortgage                           $135,189        $141,247        $181,676        $153,251        $140,140
     Construction                          2,038           2,171           7,364          12,460           4,862
Consumer loans                             7,277           5,839          10,203           9,285           8,765
Other Loans                                5,471           4,171           6,859           6,775           4,889
                                     ----------------------------------------------------------------------------
                                         149,975         153,428         206,102         181,771         158,656
                                     ----------------------------------------------------------------------------

Undisbursed loans funds                   (1,536)         (1,297)         (3,038)         (7,707)         (1,495)
Deferred loan fees and unamortized
     premiums and discounts, net            (441)           (486)           (367)           (430)           (488)
Allowance for loan losses                 (1,158)           (896)           (878)           (817)           (892)
                                     ----------------------------------------------------------------------------
                                          (3,135)         (2,679)         (4,283)         (8,954)         (2,875)
                                     ----------------------------------------------------------------------------

Net loans receivable                    $146,840        $150,749        $201,819        $172,817        $155,781
                                     ============================================================================

        Contractual Maturities of Loans

        The following table summarizes the contractual maturities of First Federal's loan portfolio due for the fiscal periods indicated as of June 30, 1997 by type of loan:

                  Fiscal Periods Indicated as of June 30, 1997

                            Balance
                          Outstanding                  More        More       More       More       More
                               at                     than 1      than 2     than 3     than 5     than 10
                            June 30,     One Year     Year to    Years to   Years to   Years to   Years to     More than
                              1997        or less     2 Years     3 Years    5 Years   10 Years   15 Years     15 Years
                          --------------------------------------------------------------------------------------------------
Real estate loans:
         Mortgage           $135,189     $1,813       $1,974      $2,148     $4,884    $16,531     $25,258      $82,581
         Construction          2,038      2,038            -           -         -           -           -            -
Consumer and Other Loans      12,748      1,429        1,570       1,726      3,981      4,042           -            -
                          ---------------------------------------------------------------------------------------------------

         Total              $149,975     $5,280       $3,544      $3,874     $8,865    $20,573    $25,258       $82,581
                          ===================================================================================================

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

        Adjustable- and Fixed-Rate Loans

        The following table sets forth by type of loan the amount of First Federal's fixed-rate loans and adjustable rate mortgage loans ("AML") included in its gross loans receivable:

                                                                      At June 30,
-----------------------------------------------------------------------------------------------------------------
                                          1997            1996            1995            1994            1993
                                     ----------------------------------------------------------------------------
                                                               (in thousands)
One-to-Four Family
 Residential Mortgage Loans
     Fixed Rates                         $67,310         $54,212         $71,772         $64,294         $44,963
     Adjustable Rates                     60,767          81,051         107,849          92,492          90,957
                                     ----------------------------------------------------------------------------
                             Total      $128,077        $135,263        $179,621        $156,786        $135,920

Commercial Real Estate Loans
     Fixed Rates                           5,901           3,511           2,996           4,062           4,468
     Adjustable Rates                      3,249           4,644           6,423           4,863           4,614
                                     ----------------------------------------------------------------------------
                             Total        $9,150          $8,155          $9,419          $8,925          $9,082

Total Real Estate Loans
     Fixed Rates                          73,211          57,723          74,768          68,356          49,431
     Adjustable Rates                     64,016          85,695         114,272          97,355          95,571
                                     ----------------------------------------------------------------------------
                             Total      $137,227        $143,418        $189,040        $165,711        $145,002

Consumer & Other Loans
     Fixed Rates                           8,168           6,671          11,438          10,011           8,841
     Adjustable Rates                      4,580           3,339           5,624           6,049           4,813
                                     ----------------------------------------------------------------------------
                             Total       $12,748         $10,010         $17,062         $16,060         $13,654

Total Loans Receivable
     Fixed Rates                          81,379          64,394          86,206          78,367          58,272
     Adjustable Rates                     68,596          89,034         119,896         103,404         100,384
                                     ----------------------------------------------------------------------------
                             Total      $149,975        $153,428        $206,102        $181,771        $158,656


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

        The Bank also continues to be an originator of fixed rate mortgage loans. Fixed rate conforming residential mortgages currently originated by the Bank generally are made with 15 and 30 year amortization schedules. Fixed rate nonconforming residential mortgages currently originated by the Bank generally are made with 15 year or less amortization schedules. The Bank also originates fixed-rate residential mortgages with balloon payments, with the balloon payment being due generally in five or seven years for conforming loans and 15 years for nonconforming loans.

        A portion of the conforming fixed rate and adjustable rate residential mortgage loans currently being originated by First Federal is sold to FHLMC. These loans are typically sold with the servicing rights retained by the Bank. A portion of the fixed rate nonconforming mortgage loans is also sold on a non-recourse basis in the nonconforming secondary market. The nonconforming loans are typically sold with the servicing rights released. However, the highest quality nonconforming loans are being retained in portfolio in order to enhance the net interest margin. Adjustable rate nonconforming mortgage loans are currently originated and placed in the held for sale portfolio. Sales of adjustable rate nonconforming loans was limited during fiscal year 1997.

        Of the $115.0 million loans originated in fiscal year 1997, $70.2 million were nonconforming mortgage loan originations. This compares to the origination of $65.9 million of nonconforming mortgage loans of the total $144.9 million loan originations during fiscal year 1996. At June 30, 1997, $66.5 million nonconforming loans were included in the loan portfolio as compared to $23.3 million in portfolio at June 30, 1996. The increased level of nonconforming loans in portfolio is an integral part of the Bank's strategy to expand the net interest margin in an orderly manner.

        The Bank also originates second mortgages, the majority of which are on real estate in which it also holds the first mortgage. The loans have either adjustable rate or fixed rate features with terms similar to first mortgage loans. The second mortgage, when combined with the balance of the first mortgage, normally does not exceed 80% of the value of the real estate. During fiscal year 1997, the Bank discontinued a program of granting second mortgage loans up to 100% of appraised value. The program was discontinued due to the inherent credit risk associated with that type of lending. The Bank offers 100% financing programs with the first mortgage retained by the Bank, and a concurrent second mortgage being closed and retained at another financial institution.

        First Federal offers residential construction loans to both individuals and builders. Such loans accounted for approximately 3.2% of the total amount of loans originated by the Bank in fiscal year 1997. The construction loans are generally for a period of 6 to 12 months, and the Bank may receive personal guarantees from the principals. An independent appraiser inspects all sites prior to origination of the loans as required by OTS regulations.

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

        In many instances, construction loans have a commitment for permanent financing either from the Bank or another financial institution prior to closing the construction loan. In other cases, the Bank does grant "spec" residential construction loans to builders on a limited basis. The number of "spec" loans to each builder is limited by the amount and number of projects that such builder has in process at any one time. These limits are established and regularly monitored by the Board of Directors.

        Under policies adopted by the Bank's Board of Directors, the Bank limits the loan-to-value ratio to 100% on residential mortgage loans. The Bank generally requires all conventional loans with loan-to-value ratios in excess of 80% to carry private mortgage insurance which insures First Federal against default on a portion of the principal amount of the loan. Nonconforming mortgage loans generally may not exceed 85% of the value of the secured property. Commercial real estate loans generally may not exceed 75% of the value of the secured property. Construction loans generally may not exceed 80% of the value of the secured property and generally are made for 80% or less of the appraised value of the property upon completion.

        It is the Bank's policy to obtain title insurance policies insuring that First Federal has a valid lien on mortgaged real estate. Borrowers also must obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies.

        Commercial Real Estate Loans

        At June 30, 1997, First Federal's commercial real estate loan portfolio (including loans secured by nonresidential property, land, and five or more dwelling units) aggregated $9.2 million, or 6.1% of the total loan portfolio. During the early 1980s, First Federal originated and purchased a number of commercial real estate loans. Such activity has been very limited in the past several years. Land development loans are generally limited to less than 75% of the market value of the improved land and are granted as revolving lines of credit. Interest rates generally are 2% above the prime rate, recalculated on a monthly basis. As lot sales occur, the Bank generally requires a payment equal to 75% of the gross sale proceeds. The land development loans have been granted in communities currently or previously served by various First Federal offices.

        Consumer Lending

        The Bank also originates consumer loans, which include savings account loans, student loans, automobile loans, property improvement loans, home equity loans, mobile home loans, credit card loans, and other secured and unsecured consumer loans. Applicable laws and regulations permit the Bank to make secured and unsecured consumer loans up to 35% of the institution's total assets. At June 30, 1997, such loans constituted $12.7 million, or 8.7% of the total loan portfolio.

         The maximum term of automobile loans is generally five years, with the rate and term dependent upon whether the vehicle is new or used. During fiscal year 1997, the Bank initiated an indirect auto lending program through a selected number of new and used automobile dealers in its primary market area. The indirect auto lending program will serve to augment the traditional auto lending program of the Bank. Terms are similar for the traditional and indirect auto programs. Home equity loans are variable rate and are treated as revolving lines of credit. At June 30, 1997, home equity loans aggregated $4.2 million, available balances averaged $10,271, and approved credit line balances averaged $20,255. Savings account loans generally do not exceed 90% of the savings account balance which collateralizes the loan and demand an interest rate generally equal to 2.0% above the rate paid on the savings account.

        Origination, Purchase and Sale of Loans and Participations

        As a federally-chartered savings institution, First Federal has general authority to make real estate loans secured by properties located throughout the United States. Through its loan origination office network, the Bank's lending market was expanded beyond its traditional areas. However, at June 30, 1997, a majority of First Federal's total loans receivable were secured by real estate located in central and southern Indiana and southern Illinois.

        During the mid-1980s, First Federal purchased a limited number of participations in loans originated by other financial institutions. In such instances, First Federal purchased a portion of a loan from a lead lender which services the loan and remits to the Bank its pro-rata share of interest and principal payments received from the borrower. First Federal pays a fee from
 .25% to .50% of the interest earned on the loan to the lead lender for servicing the loan. This operating strategy was undertaken because of an inadequate supply of loans in the Bank's primary lending area. Since that time, few participations have been purchased. The Bank has expanded its origination and purchasing operations for mortgage loans and currently has an adequate supply of loans in its market areas. The Bank is continually looking for new market areas into which it can expand.

        Historically, conforming mortgage loans have been originated by the Bank primarily through referrals from real estate brokers, builders and walk-in customers, as well as through refinancing for existing customers. The Bank carefully monitors interest rates in its market areas and believes that it is competitive in such areas. First Federal continues to obtain its market share of loans in its primary market area. In addition, through mortgage banking services, additional loans are granted in other communities. The mortgage banking services for the past three fiscal years have been primarily concentrated in the nonconforming loan markets.

        During fiscal 1997, the Bank originated $104.7 million of residential real estate loans (including construction loans) as compared to $132.2 million of residential real estate loans in 1996 and $95.3 million of residential real estate loans in 1995. The decreased volume of residential real estate loan originations during fiscal 1997 resulted from reduced retail conforming loan originations. The decreased conforming loan originations were largely attributable to the sale of two retail banking branches in Tipton and Kokomo, Indiana during December 1995 (the "Branch Sales"). In addition, the decline was attributable to the general economic conditions which depressed loan activity in the Bank's primary lending area during fiscal 1997. However, nonconforming loan originations increased slightly during fiscal year 1997. Volume increased in fiscal 1996 as compared with fiscal 1995 primarily due to the increased production of nonconforming loans from the Bank's loan origination office network .

         Conforming loans purchased through a wholesale correspondent network decreased to $2.0 million during fiscal 1997 as compared to $27.6 million during 1996 and $13.7 million during fiscal 1995. The conforming wholesale correspondent loan program was discontinued during fiscal 1997 due to pricing constraints. The increase in loan purchases during 1996 was attributable to a program designed to replace the loan production from the branches sold during the year. Additionally, the Bank originated and sold FHA and VA loans in the secondary mortgage market.

        During 1997, the Bank sold $32.1 million in conforming loans to FHLMC as compared to the sale of $67.6 million in loans to FHLMC in fiscal year 1996. The Bank continues to service most of the loans sold in fiscal 1997 and retains a portion of the interest received (.250% to .375%) as a servicing fee. A total of $6.4 million in FHA/VA loans were sold to private investors during fiscal year 1997. These loans were sold servicing released. During fiscal 1996, $28.4 million in loans were sold in conjunction with the Branch Sales and $37.5 million in conforming loans and FHA/VA loans were sold to private investors. An aggregate of $37.7 million in nonconforming loans were sold to various investors during fiscal 1997 as compared to $27.9 million in nonconforming loan sales in fiscal 1996. These loans are generally sold servicing released.

        The following table shows total loan originations, purchases, sales and repayment activities (including loans held for sale) of the Bank during the periods indicated:

                                                             Years Ended June 30,
                                                ------------------------------------------------
                                                       1997            1996          1995
                                                ------------------------------------------------
                                                                 (in thousands)
Loans Originated
         Real estate loans
                 Construction (1)                    $   3,623      $  15,466      $  14,169
                 Land                                       --             --            740
                 Loans for purchase or refinance
                   of existing property:
                     One-to-four units                 101,047        116,783         81,117
                     Over four units                        --             --            143
                 Commercial                                383            215            313
         Consumer loans (2)                              9,926         12,394         14,537
                                                     ---------      ---------      ---------
                 Total loans originated              $ 114,979      $ 144,858      $ 111,019


Participations and whole loans purchased             $   2,042      $  27,583      $  13,695

Participations and whole loans sold                  ($ 76,202)     ($161,421)     ($ 32,835)
Loan principal repayments                              (35,093)       (50,208)       (56,854)
                                                     ---------      ---------      ---------
Change in loan portfolio                             $   5,726      ($ 39,188)     $  35,025

-------------------

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


                                             1997      1996       1995
                                           ----------------------------
                                                  (in thousands)

Loan origination, commitment
         fees and service fees earned
         during the year ended June 30       $137      $140        $780

Net deferred loan origination and
         commitment fees on mortgage
         loans at end of year                $476      $611        $360

Purchased and originated mortgage
         servicing rights at end of year     $819      $591      $1,432


Asset Quality

        Collection Practices

        When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower and seeking payment. Contacts are generally made after a payment is more than 16 days past due and a late charge is assessed at such time for conforming mortgage loans. In the case of nonconforming mortgage loans, contact is generally made after a payment is five days past due. For nonconforming loans, as with conforming loans, late charges are assessed at which time a payment is more than 16 days past due. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full, or refinanced, the property is sold pursuant to statutory requirements after obtaining a judgment of foreclosure from the appropriate court. The property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted by federal regulations to finance the sales of these properties by loans or contracts to facilitate the sale of real estate owned, which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards.

         Nonaccrual Loans and Real Estate Owned

        At June 30, 1997, nonaccrual loans and real estate owned totaled $2.7 million, or 1.01% of total assets. The increased delinquencies are attributable to several factors including general economic conditions and the abundance of consumer bankruptcies being experienced throughout the Bank's lending areas. The upward trend in nonaccrual loans is largely attributable to one-to-four family mortgage loans becoming more than 90 days past due. The upward trend in loan delinquencies relates to both conforming and nonconforming mortgage loans. Loan quality continues to be of major importance to the Bank and strong efforts are being made to ensure loan quality. In an effort to mitigate potential losses and reduce non-performing assets mortgage loan collection personnel have been expanded, more stringent collection practices have been implemented, and certain higher risk lending programs have been discontinued. In addition, loan loss allowances have been increased to prepare for potential future losses in the loan portfolio.

        Two commercial mortgage loans with outstanding principal balances of $975,000 at June 30, 1994 and $1,000,000 at June 30, 1993 in which the Bank purchased participating interests became non-performing in fiscal year 1993, and are included in the schedule below for 1994 and 1993. The participation loans were disposed of during fiscal year 1995 at no loss to the Bank.

        The table below sets forth the amounts and categories of First Federal's nonaccrual loans and real estate owned for the last five years. It is the policy of the Bank to review loans regularly and loans are placed on nonaccrual status when the loans become contractually past due more than 90 days.

                                                                       At June 30,
                                                --------------------------------------------------------
                                                  1997        1996        1995        1994       1993
                                                --------------------------------------------------------
                                                                (Dollars in thousands)
Nonaccrual loans and real estate owned:
Non-accrual loans(1)                             $2,330      $  846      $  400      $1,635      $1,647
Real estate owned(2)                                397         177         145         160         168
Restructured loans                                   --          --          --          --          --
                                                 ------------------------------------------------------

Total nonaccrual loans and real estate owned     $2,727      $1,023      $  545      $1,795      $1,815
Nonaccrual loans and real estate owned to
   total assets                                    1.01%       0.39%       0.17%       0.71%       0.79%

---------------------

(1) Approximately $200,000 in gross interest income would have been recorded in the year ended June 30, 1997 if the loans had been current in accordance with their original terms and had been outstanding throughout the year, or since origination if held for part of the period. Approximately $99,000 in interest income was actually recognized in the year.

(2) Troubled loans acquired through foreclosure or deed-in-lieu of foreclosure are included in the Statement of Financial Condition as real estate owned.

        Loss and Delinquency Experience

        During the year ended June 30, 1997, the Bank realized net charge-offs on loans aggregating $111,000. At June 30, 1997, 1.04% of the outstanding principal balance of loans in the Bank's portfolio was delinquent between 61 and 90 days and 1.63% was delinquent 91 days or more. The Bank's loss experience on its loan portfolio for the years shown is summarized in the following tables:

                                       Year Ended June 30,
                            ---------------------------------------------
                              1997            1996            1995
                             --------------------------------------------
                                     (Dollars in thousands)
Loans receivable, net        $146,840        $150,749        $201,819
Net losses (charge-offs)         $111             $65             $39
Percent delinquent 61 days
   or more at end of year        2.67%           1.76%           1.14%
Total dollar amount
   foreclosed                    $686            $180            $691
Percent foreclosed               0.47%           0.12%           0.34%


                    Analysis of the Allowance for Loan Losses

                                                           Year Ended June 30,
                                         ---------------------------------------------------------
                                            1997        1996       1995      1994      1993
                                         ---------------------------------------------------------
                                                           (Dollars in thousands)
Balance at beginning of year                 $896        $878       $817      $892      $808

Charge-offs
   Loans
      Real estate mortgages                    81          30         15       138        85
      Consumer loans                           38          52         32        23        30

Recoveries
   Loans
      Real estate mortgages                     1          13         -          1        73
      Consumer loans                            7           4          8        10        11
                                         ----------------------------------------------------

Net charge-offs                               111          65         39       150        31

Provisions charged to operations              373          83        100        75       115
                                         ----------------------------------------------------

Balance at end of year                     $1,158        $896       $878      $817      $892
                                         ====================================================

Ratio of net charge-offs during the
year to average loans outstanding
during the year                              0.07%       0.04%      0.04%     0.09%     0.03%

        Additional information regarding the allowance for loan losses is as follows:

                                                           At June 30, 1997
                                   ------------------------------------------------------------------
                                                   % of Loans in                       Allowance as a
                                     Amount of   Each Category to     Allowance as a     % of Loans
         Type of Loan                Allowance   Loans Receivable     % of Loan Type     Receivable
         ------------                ---------   ----------------     --------------     ----------
                                                     (Dollars in thousands)
One-to-Four Family Mortgage Loans     $  520         85.31%                 0.41%           0.35%
Commercial Real Estate Loans             508          6.19%                 5.47%           0.34%
Consumer & Other Loans                   130          8.50%                 1.02%           0.09%
                                      ------        ------                                  ----
                                      $1,158        100.00%                                 0.78%

                                                           At June 30, 1996
                                   ------------------------------------------------------------------
                                                   % of Loans in                       Allowance as a
                                     Amount of   Each Category to     Allowance as a     % of Loans
         Type of Loan                Allowance   Loans Receivable     % of Loan Type     Receivable
         ------------                ---------   ----------------     --------------     ----------
                                                     (Dollars in thousands)
One-to-Four Family Mortgage Loans       $267           88.16%               0.20%            0.17%
Commercial Real Estate Loans             536            5.32%               6.57%            0.35%
Consumer & Other Loans                    93            6.52%               0.93%            0.06%
                                        ----          ------                                 ----
                                        $896          100.00%                                0.58%

                                                          At June 30, 1995
                                   ------------------------------------------------------------------
                                                   % of Loans in                       Allowance as a
                                     Amount of   Each Category to     Allowance as a     % of Loans
         Type of Loan                Allowance   Loans Receivable     % of Loan Type     Receivable
         ------------                ---------   ----------------     --------------     ----------
                                                     (Dollars in thousands)
One-to-Four Family Mortgage Loans       $214           87.29%               0.12%           0.10%
Commercial Real Estate Loans             559            4.52%               5.93%           0.27%
Consumer & Other Loans                   105            8.19%               0.62%           0.05%
                                        ----          ------                                ----
                                        $878          100.00%                               0.42%

                                                           At June 30, 1994
                                   ------------------------------------------------------------------
                                                   % of Loans in                       Allowance as a
                                     Amount of   Each Category to     Allowance as a     % of Loans
         Type of Loan                Allowance   Loans Receivable     % of Loan Type     Receivable
         ------------                ---------   ----------------     --------------     ----------
                                                     (Dollars in thousands)
One-to-Four Family Mortgage Loans       $228           86.25%               0.15%           0.13%
Commercial Real Estate Loans             566            4.91%               6.34%           0.31%
Consumer & Other Loans                    23            8.84%               0.14%           0.01%
                                        ----          ------                                ----
                                        $817          100.00%                               0.45%

                                                           At June 30, 1993
                                   ------------------------------------------------------------------
                                                   % of Loans in                       Allowance as a
                                     Amount of   Each Category to     Allowance as a     % of Loans
         Type of Loan                Allowance   Loans Receivable     % of Loan Type     Receivable
         ------------                ---------   ----------------     --------------     ----------
                                                     (Dollars in thousands)
One-to-Four Family Mortgage Loans       $227           85.67%             0.17%             0.14%
Commercial Real Estate Loans             642            5.72%             7.07%             0.40%
Consumer & Other Loans                    23            8.61%             0.17%             0.02%
                                        ----          ------                                ----
                                        $892          100.00%                               0.56%

        First Federal regularly reviews the status of non-performing assets to evaluate the adequacy of the allowances for loan and real estate owned losses. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings.

        In addition to the general loan loss allowance, specific valuation allowances have been established for loans and contracts. An asset would warrant such an allowance because the loan balance exceeds the appraised value or because of other reasons to anticipate a loss. At June 30, 1997, specific valuation allowance balances were $508,000 of which approximately 95% was for one real estate contract acquired in a merger with United Savings Association of Central Indiana, F.A., in 1989. The loan balance at June 30, 1997 was $1.3 million. This specific valuation allowance was established at the time the loan was acquired; the loan is current in its payments and as the loan continues to pay down the specific valuation allowance is released. The remainder of the specific valuation allowances are for single family residential mortgage loans in which the Bank anticipates losses to be realized in the future.

Investment Activities

        The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and the Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of First Federal within policies established by First Federal's Board of Directors.

        At June 30, 1997, First Federal's investment securities portfolio aggregated $44.1 million, consisting exclusively of U.S. agency obligations. See
Note 3 of the Notes to the Consolidated Financial Statements for a description of investment securities owned at June 30, 1997. At June 30, 1997, the Bank's investment securities available for sale portfolio aggregated $11.6 million, consisting of U.S. Treasury and agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for a description of investment securities available for sale owned at June 30, 1997.

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

Investment Securities Portfolio


                                                                         At June 30,                   At June 30,   At June 30,
                                                            1997                                           1996          1995
                                                        --------------------------------------------  -------------- ------------
                                                          Amortized      Market         Wtd. Ave.       Amortized     Amortized
Investment Type (1)                         Maturity        Cost          Value             Yield          Cost          Cost
--------------------------------- ------------------------------------------------------------------  -------------- -----------
                                                              (Dollars in thousands)
U.S. Treasury and
  agency obligations              less than 1 year                                          -                 -             -
  including mortgage-             1 - 5 years                24,215          23,912      5.58%
  backed securities               5 - 10 years               11,351          11,159      6.77%
                                  more than 10 years          8,499           8,485      7.73%
                                                        -------------------------------
                                                            $44,065         $43,556      6.30%          $43,624       $72,005

Federal Home Loan Bank
  stock                           N/A                         4,941           4,941      7.85%            4,864         3,876

                                                        -------------------------------               ---------    ----------
     Total Investment Securities                            $49,006         $48,497      6.46%          $48,488       $75,881
                                                        ===============================               =========    ==========

----------------------------------

(1) There are no tax-exempt securities included in the above totals.



Available for Sale Portfolio

                                                                             At June 30,                 At June 30,     At June 30,
                                                                   1997                                      1996            1995
                                                                 ----------------------------------- ------------------------------
                                                                 Amortized      Market    Wtd. Ave.      Amortized       Amortized
Investment Type (1)                                  Maturity      Cost          Value      Yield            Cost            Cost
-------------------------------------      --------------------------------------------------------- -------------------------------
                                                                             (Dollars in thousands)
U.S. Treasury and
  agency obligations                       less than 1 year             -            -           -
  including mortgage-                      1 - 5 years              1,005          994        6.25%
  backed securities                        5 - 10 years             4,560        4,491        7.20%
                                           more than 10 years       6,204        6,103        7.07%
                                                                 ----------------------
                                                                  $11,769      $11,588        7.05%        $10,907               -

                                                                 ----------------------                    -------        --------
     Total Available for Sale Securities                          $11,769      $11,588        6.23%        $10,907               -
                                                                 ======================                    =======        ========

----------------

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

                                                                    Year Ended June 30,
                                         --------------------------------------------------------------------------
                                                                       1996 vs. 1997
                                                                      (in thousands)
                                                                                     Rate/
                                               Rate              Volume             Volume              Total
                                         -----------------   ----------------   ----------------   ----------------

Interest earning assets:
  Loan portfolio (1)(2)(3)                      $211            ($1,086)               ($5)             ($880)
  Investment securities,
    trading account investments
    and other short-term
    deposits (4)                                (132)              (169)              (301)                 -
                                         -----------      -------------        -----------       ------------
                     Total                       $79            ($1,255)               ($5)           ($1,181)

Interest-bearing liabilities:            ------------     -------------        -----------       ------------
  Savings accounts                              ($65)           ($1,326)               ($4)           ($1,395)
  Short-term borrowings                           31               (132)                 -               (101)
  Advances from FHLB and other
    borrowings                                  (302)               565                  5                268
                     Total                     ($336)             ($893)                $1            ($1,228)

Net change in interest
  income (expense)                              $415              ($362)               ($6)               $47
                                         ===========       ============        ===========       ============

                                                                      Year Ended June 30,
                                         --------------------------------------------------------------------------
                                                                       1995 vs. 1996
                                                                      (in thousands)
                                                                                     Rate/
                                               Rate              Volume             Volume              Total
                                         -----------------   ----------------   ----------------   ----------------

Interest earning assets:
  Loan portfolio (1)(2)(3)                   $1,062              ($100)              ($27)              $935
  Investment securities,
    trading account investments
    and other short-term
    deposits (4)                                346               (300)                (8)                38
                                         -----------      -------------        -----------       ------------
                     Total                   $1,408              ($400)              ($35)              $973
                                         -----------      -------------        -----------       ------------
Interest-bearing liabilities:
  Savings accounts                           $1,626            ($1,527)               ($3)               $96
  Short-term borrowings                         (96)              (129)                 -               (225)
  Advances from FHLB and other                   77              1,156                 (3)             1,230
    borrowings
                     Total                   $1,607              ($500)               ($6)            $1,101
                                         -----------      -------------        -----------       ------------
Net change in interest
  income (expense)                            ($199)              $100               ($29)             ($128)
                                         ===========       ============        ===========       ============

---------------------------------

(1) The effect of nonaccrual loans on net interest-earning assets is not material.
(2)  Out-of-period items and adjustments excluded are not material.
(3)  Loan fees included in interest income are not material.
(4)  All taxable (no tax-exempt investments held).

Yields Earned and Rates Paid; Certain Ratios

        The following table sets forth for First Federal the weighted average yields earned on its interest-earning assets, average cost of interest-bearing liabilities and the spread between yields earned and rates paid as of June 30, 1997 and for each of the years ended June 30, 1997, 1996, and 1995. Average balances are based on quarter-end balances.

                                           As of June 30,             Year Ended June 30,
                                        ------------------   --------------------------------------
                                                1997            1997         1996         1995
                                        ------------------   --------------------------------------
Weighted average yield on
         loan portfolio                        8.53%            8.47%       8.36%        7.82%

Weighted average yield on
         investment securities, trading
         account investments, and
         other short-term deposits             6.36%            6.08%       6.25%        5.83%

Weighted average yield on all
         interest-earning assets               7.86%            7.77%       7.75%        7.22%

Weighted average rate paid on
         savings accounts                      5.49%            5.50%       5.54%        4.69%

Weighted average rate paid on
         FHLB advances and other
         borrowings                            5.67%            5.60%       5.89%        5.86%

Weighted average rate on all
         interest-bearing liabilities          5.57%            5.54%       5.67%        5.02%

Net interest margin                            2.58%            2.52%       2.36%        2.35%


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

        The following table sets forth information regarding the types of deposit accounts offered by First Federal at June 30, 1997 in its primary market area:

                                                   Interest Rates
       Type of Deposit Accounts                   at June 30, 1997               Compounding                      Minimum
-----------------------------------------------------------------------------------------------------------------------------------
NOW                                                 2.90 - 3.29%                    Simple                Varies by type of account
MMDA                                                2.70 - 5.37%                    Simple                Varies by type of account
Passbook/Statement Savings                          2.70 - 4.00%                    Daily                 Varies by type of account
Certificates of Deposit:
     91 days                                           4.00%                        Simple                          1,000
     182 days                                          4.85%                        Simple                            500
     7-11 months                                       5.75%                        Simple                          1,000
     1 year                                            5.00%                        Daily                             500
     1 1/2 years                                       5.10%                        Daily                             500
     1 1/2 year stepped-rate                           6.09%                        Simple                          1,000
     2  years                                          5.25%                        Simple                          1,000
     2 1/2 years                                       5.35%                        Daily                             500
     3 year stepped-rate                               6.00%                        Simple                          1,000
     3 1/2 years                                       5.50%                        Simple                            500
     5 years                                           5.75%                        Simple                            500
     10 years                                          6.00%                        Simple                            500
IRA Certificates:
     1 1/2 years                                       5.25%                        Daily                             100
     2 1/2 years                                       5.40%                        Daily                             100
     3  1/2 years                                      5.65%                        Simple                            100
     5 years                                           6.00%                        Simple                            100
Negotiable Certificates:
     Jumbos generally,                              4.25 - 6.25%                    Simple                        100,000
     normal rate + .25%

        The large variety of savings accounts offered by the Bank has increased the Bank's ability to retain retail deposits and has allowed it to be more competitive in obtaining new funds; but, it has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles, such as government and corporate securities). As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by money market conditions.

         The following table shows the distribution and weighted average rate of First Federal's deposits by type of deposits as of the dates indicated.

                                                                       June 30,
                                    -----------------------------------------------------------------------------------
                                                    1997                                       1996
                                    ---------------------------------------  ------------------------------------------
                                                    % of        Wtd. Avg.                      % of        Wtd. Avg.
                                     Balance      Deposits        Rate          Balance      Deposits        Rate
                                    ---------------------------------------  ------------------------------------------
                                              (Dollars in thousands)                  (Dollars in thousands)
Type of account:
Passbook/NOW/Super NOW
   Variable Rate Savings Accounts(1)    $20,193       14.0%        3.8%        $17,170        12.5%          3.2%
MMDAs                                     3,015        2.1%        4.1%          3,089         2.3%          3.9%
Certificates of Deposit(2)              121,108       83.9%        5.8%        116,889        85.2%          5.8%
                                    ---------------------                  ----------------------

                     Total             $144,316      100.0%        5.5%       $137,148       100.0%          5.5%
                                    =====================                  ======================



                                                       June 30, 1995
                                         ------------------------------------------
                                                           % of        Wtd. Avg.
                                            Balance      Deposits        Rate
                                         ------------------------------------------
                                                  (Dollars in thousands)
Type of account:
Passbook/NOW/Super NOW
   Variable Rate Savings Accounts(1)         $38,712            18.5%          2.9%
MMDAs                                         11,120             5.3%          3.0%
Certificates of Deposit(2)                   159,973            76.2%          5.8%
                                       ----------------------------

                     Total                  $209,805           100.0%          5.1%
                                       ============================

----------

(1) Includes noninterest-bearing accounts.
(2) Includes negotiated rate certificates of deposit and IRAs.



         The following table shows the average amount of, and average rate paid on, First Federal's deposits by type of deposit for the periods indicated.

                                                                        Years Ended June 30,
                                       ---------------------------------------------------------------------------------------------
                                                         1997                                           1996
                                       ------------------------------------------     ------------------------------------------
                                          Average        % of        Wtd. Avg.           Average        % of        Wtd. Avg.
                                          Balance        Total         Rate              Balance        Total         Rate
                                       ------------------------------------------     ------------------------------------------
                                                (Dollars in thousands)                         (Dollars in thousands)
Type of account:
Passbook/NOW/Super NOW
   Variable Rate Savings Accounts(1)          17,627        12.5%        3.7%          26,636            16.2%          2.9%
MMDAs                                          3,172         2.3%        4.0%           4,098             2.5%          3.1%
Certificates of Deposit(2)                   118,875        84.5%        5.8%         133,059            80.9%          6.2%
Accrued Interest                               1,039         0.7%          -              769             0.4%       -
                                       ------------------------                      ------------------------

                     Total                  $140,713       100.0%        5.5%        $164,562           100.0%          5.5%
                                       ========================                      ========================

                                                Years Ended June 30,
                                     ------------------------------------------
                                                       1995
                                     ------------------------------------------
                                        Average        % of        Wtd. Avg.
                                        Balance        Total         Rate
                                     ------------------------------------------
                                              (Dollars in thousands)
Type of account:
Passbook/NOW/Super NOW
   Variable Rate Savings Accounts(1)       $47,455        24.7%          3.1%
MMDAs                                        5,406         2.8%          2.8%
Certificates of Deposit(2)                 138,489        72.2%          5.3%
Accrued Interest                               504         0.3%            -
                                     ------------------------

                     Total                $191,854       100.0%          4.7%
                                     ========================
--------------------------

(1) Includes noninterest-bearing accounts.
(2) Includes negotiated rate certificates of deposit and IRAs.

        The following table sets forth information relating to the Bank's deposit flows during the years indicated.

                                                      Year Ended June 30,
                                    ---------------------------------------------------------
                                         1997                1996                 1995
                                    ---------------------------------------------------------
                                                         (in thousands)
Increase (decrease) in deposits
         before interest credited         $2,734            ($77,909)             $31,318

Interest credited                          4,434               5,252                5,696
                                    -------------    ----------------     ----------------

Net increase (decrease)
         in deposits                      $7,168            ($72,657)             $37,014
                                    -------------    ----------------     ----------------

Total deposits at end
         of period                      $144,316            $137,148             $209,805
                                    =============    ================     ================

        The principal methods used by First Federal to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. In an effort to better serve its primary market area and expand and retain its retail deposit base, the Bank opened a new branch office during fiscal 1997 in Vincennes, Indiana. The primary focus of the new branch office is to better serve the Bank's retail deposit customers. The Bank uses traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings. The development of new deposit accounts and services within the past several years has enhanced the Bank's ability to attract deposits.

        During the fiscal year ended June 30, 1997, the Bank increased its brokered deposits to $45.1 million from $34.1 million. The brokered deposit program serves as an alternative source of funds to compliment the borrowing programs and retail savings programs offered in the Bank's local market. The brokered funds enable the Bank to manage maturities of its deposits in its effort to manage interest rate risk.

        The following table presents, by various interest rate categories, the contractual maturity of certificates of deposits as of June 30, 1997.

                                              Maturing in the 12 months ending June 30:
                                      Balances at
                                    June 30, 1997      1998          1999           2000    Thereafter
                                 ---------------------------------------------------------------------------
                                                               (in thousands)
Certificates of deposit:
Less than 4.00%                       $     19      $    184       $     6        $     1       $    -
4.00% to 4.99%                           4,435         4,410               -           25            -
5.00% to 5.99%                          77,581        67,292          7,360         1,754        1,175
6.00% to 6.99%                          25,478        12,924          7,029         2,918        2,607
7.00% to 7.99%                          12,228         6,355          2,172         2,274        1,427
8.00% to 9.99%                           1,055           458            560            24           13
10.00% or more                             140             -              -             -          140
                                 --------------------------------------------------------------------------

Total certificates of deposit         $121,108       $91,623     $  17,127        $ 6,996        5,362
                                 ==========================================================================

         As of June 30, 1997, First Federal had $8.8 million of time deposits with balances over $100,000. Maturity of these deposits is as follows:

                                                         (in thousands)

3 months or less                                                  $2,568
Over 3 months through 6 months                                       322
Over 6 months through 12 months                                    3,370
Over 12 months                                                     2,568
                                                         ----------------

Total                                                             $8,828
                                                         ================


        Borrowings

        First Federal obtains advances from the FHLB of Indianapolis collateralized by the security of mortgage loans and investment securities it owns. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are generally available to member institutions to meet seasonal withdrawals and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of member institutions to establish better asset/liability management strategies. The Bank had $98.8 million in outstanding advances from the FHLB at June 30, 1997.

        1ST BANCORP had a $1.5 million loan outstanding from Ambank, Vincennes, Indiana at June 30, 1997. 1ST BANCORP originally borrowed $1.5 million in June, 1991, of which, $1.0 million was used as a capital infusion to First Federal. An additional $1.0 million was borrowed in December, 1994, all of which was used as a capital infusion to First Federal.

        First Federal also obtains short-term financing through reverse repurchase agreements. These obligations provide another source to meet short-term demands for additional funds. However, at June 30, 1997, there were no reverse repurchase agreements outstanding.

The following table sets forth certain information regarding advances from the FHLB and other borrowings, excluding reverse repurchase agreements, by the Corporation at the end of and during the years indicated.

                                                   At June 30,
                                 -----------------------------------------------
                                      1997            1996            1995
                                 -----------------------------------------------

Weighted average rate on
      advances from the Federal
      Home Loan Bank and other
      borrowings                     5.67%           5.56%           6.01%


                                           Year Ended June 30,
                             ------------------------------------------------
                                  1997            1996            1995
                             ------------------------------------------------
                                         (Dollars in thousands)
Maximum amount of advances
      from the Federal Home
      Loan Bank and other
      borrowings outstanding
      at any month end              $100,346         $99,054         $91,617

Approximate average advances
      from the Federal Home
      Loan Bank and other
      borrowings outstanding         $99,218         $89,103         $69,645

Approximate weighted average
      rate paid on advances
      from the Federal Home
      Loan Bank and other
      borrowings                        5.60%           5.94%           5.83%



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

        Congress is considering legislation that would require all federal savings associations, such as First Federal, either to convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Corporation likely would no longer be regulated as a savings and loan holding company, but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. It cannot be predicted with certainty whether or in what form the legislation will be enacted.

        An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from .01164% of assets for associations with $67 million in assets or less to .00308% for associations with assets in excess of $35 billion. First Federal's current semi-annual assessment, based upon its March 31, 1997 total assets of $273.2 million, was $36,660.

        The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

        Federal Home Loan Bank System

        First Federal is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and savings banks and other member financial institutions. First Federal is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLBank) of outstanding FHLB advances, commitments, lines of credit and letters of credit. First Federal is currently in compliance with this requirement. At June 30, 1997, First Federal's investment in FHLB of Indianapolis stock was $4,941,000.

        In past years, First Federal received dividends on its FHLBank stock. Certain provisions of The Financial Institution Reform, Recovery, and Enforcement Act of 1989, as amended ("FIRREA"), require all 12 FHLBanks to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and-moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have reduced the level of FHLB dividends paid and could adversely affect the value of FHLB stock in the future. For the year ended June 30, 1997, dividends paid to First Federal totaled $382,000, for an annual rate of 7.8%. A reduction in value of such stock may result in a corresponding reduction in First Federal's capital.

        The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

        All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. FIRREA prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as overcollateralization or, under certain circumstances, to renew advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances. Currently First Federal has $87.5 million of mortgage loans and $41.3 million of investment securities pledged as collateral for FHLB advances.

        Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

        Liquidity

        For each calendar month, First Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5% although the OTS has proposed a reduction of the percentage to 4%. OTS regulations also require each member savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. The OTS has proposed abolishing this latter requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. The monthly average liquidity of First Federal for June, 1997 was 10.44% and its average short-term liquidity ratio at June 30, 1997 was 6.95%. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

        Real Estate Lending Standards

        OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the associations's real estate lending policies.

        The Bank's written real estate lending policies must be reviewed and approved by the associations's board of directors at least annually. Further, each Bank is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

        Safety and Soundness Standards

        On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earnings standards to the safety and soundness guidelines.

        Insurance of Deposits

        Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance fund, the BIF for commercial banks and state savings banks, and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because of a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the levels required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and the SAIF were signed into law. See "--Assessments" below.

        Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

        On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and SAIF. Under the new law, First Federal was charged a one-time special assessment equal to $0.657 per $100 in assessable deposits at March 31, 1995. First Federal recognized this one-time assessment as a non-recurring operating expense of $1,330,000 before tax during the three-month period ending September 30, 1996, and First Federal paid the assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, First Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

        Regulatory Capital

        Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights, and purchased credit card relationships (subject to certain limitations) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the saving association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a delinquent commercial loan being assigned a factor of 100%. At June 30, 1997, based on the capital standards then in effect, First Federal was in compliance with the fully phased-in capital requirements.

        The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200 basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. A savings association with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200 basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to a savings association's existing risk-based capital requirement. Although the OTS has decided to delay implementation of this rule, it will continue to monitor closely the level of interest rate risk at individual savings associations and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual savings associations with significant interest rate risk.

        In periods of rapidly changing interest rates, the Bank's balance sheet is subject to significant fluctuations in market value (interest rate risk exposure). However, as the delayed interest rate risk rules proposed by the OTS currently read, the Bank at June 30, 1997, would have no additional capital requirement. The Bank's management remains cognizant of the proposed rules and continues to monitor its interest rate risk position.

        The following is a summary of First Federal's regulatory capital and capital requirements at June, 30 1997:

                                    Tangible           Core        Risk-based
                                    Capital          Capital        Capital
                                 ---------------  --------------   -----------
                                              (Dollars in thousands)

Regulatory Capital                    $22,436          $22,436      $23,086
Minimum capital requirement             4,059            8,117       11,555
                                 ------------------------------------------
Excess capital                        $18,377          $14,319      $11,531

Regulatory capital ratio                  8.3%             8.3%        16.0%

Minimum capital ratio                     1.5%             3.0%         8.0%

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

        Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1997, the Bank was categorized as "well capitalized" meaning that the Bank's total risk-based capital ratio exceeded 10%, its Tier I risk-based ratio exceeded 6%, and its leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

        Capital Distribution Regulations

        An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by a savings association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash- out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution. A savings association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution. A savings association having total capital that is less than its minimum capital requirements would be a Tier 3 institution. However, a savings association which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the savings association is "in need of more than normal supervision." First Federal is currently a Tier 1 institution.

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

        The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15 percent of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings association, other than a subsidiary association, or any other savings and loan holding company.

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

        Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank also apply.) See "-- Qualified Thrift Lender." At June 30, 1997, First Federal's asset composition was in excess of that required to qualify First Federal as a Qualified Thrift Lender.

        If the Corporation were to acquire control of another savings association other than through merger or other business combination with First Federal, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Corporation and any of its subsidiaries (other than First Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence, or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

        The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

        Shares of Common Stock held by persons who are affiliates of the Corporation may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Corporation meets the current public information requirements under Rule 144, each affiliate of the Corporation who complies with the other conditions of Rule 144 (including a one-year holding period and conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Corporation or (ii) the average weekly volume of trading in such share during the preceding four calendar weeks.

        Qualified Thrift Lender

        Savings associations must meet a QTL test which requires a savings association to have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, refinance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities; (iv) direct or indirect existing obligations of either the FDIC or the FSLIC for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date; (vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days or origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufacturing housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one-to four-family residences that are valued at no more than 60% of the median value of homes constructed in the area; (x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction, improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under (x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and
(xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets. Portfolio assets under the QTL test include all of an association's assets less
(i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

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

        At June 30, 1997, 76.2% of First Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore First Federal's asset composition was in excess of that required to qualify First Federal as a QTL. First Federal does not expect to change significantly its lending or investment activities in the near future; and, therefore it expects to continue to qualify as a QTL, although there can be no such assurance.


        Community Reinvestment Act Matters

        Under current law, ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure will include both a four-unit descriptive rating - using terms such as satisfactory and unsatisfactory - and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. First Federal has participated in such programs in the past and has plans to participate in the future. The examiners have determined that First Federal has a satisfactory record of meeting community credit needs.

Taxation

        Federal Taxation

        Historically, savings associations, such as First Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. First Federal will recapture approximately $440,000 over a six year period beginning in fiscal 1997. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

        State Taxation

        For its taxable year beginning January 1, 1990, First Federal became subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

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

        In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire
banks  in  other  states  and,   with  state  consent  and  subject  to  certain
limitations, allows banks to acquire out-of- state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996. This new legislation may also result in increased competition for the Corporation and the Bank.

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

Current Accounting Issues

        In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The requirements for the presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. SFAS 128 Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Due to the Corporation's current capital structure and limited common stock equivalents, the Statement is not expected to have a material impact on the financial statements or results of operations of the Corporation.

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 was issued in connection with SFAS 128 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for periods ending after December 15, 1997. The adoption of SFAS 129 is not expected to have any impact on the financial statements or results of operations of the Corporation.

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Statement will require new disclosures by the Corporation, but is not expected to have a material impact on the financial statements or results of operations of the Corporation.

        In June 1997, The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which introduces new guidance on segment reporting. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Statement is not expected to have a material impact on the financial statements or results of operations of the Corporation.

Employees

        As of September 9, 1997, 1ST BANCORP and its subsidiaries had 81 full-time and 6 part-time employees. None of these employees is represented by a collective bargaining agreement or union, and the Corporation believes it enjoys harmonious relations with its personnel.

Item 2.  Properties.

        At June 30, 1997, 1ST BANCORP and First Federal conducted their business and operations from the main office located at 101 North Third Street, Vincennes, Indiana; a drive-up branch facility at 1700 Willow Street, Vincennes, Indiana; and its office annex at 102 North Fifth Street, Vincennes, Indiana. The property and buildings are owned by the Bank with a net book value of $2.0 million at June 30, 1997. First Financial conducted its business from its office located at 626 Veterans Drive, Vincennes, Indiana. This property and building are owned by First Financial and had a net book value of $412,000 at June 30, 1997. A portion of the First Financial building is leased to an independent third party.

Item 3.  Legal Proceedings.

        Neither 1ST BANCORP, First Federal, nor First Financial is involved in any legal proceedings, other than routine proceedings occurring in the ordinary course of its business.

Item 4.  Submission of Matters to Vote of Security Holders.

        No matter was submitted to the Corporation's shareholders during the quarter ended June 30, 1997.

Item 4.5  Executive Officers of the Corporation.

        Presented below is certain information regarding the executive officers of the Corporation or the Corporation's wholly owned subsidiary, First Federal Bank, A Federal Savings Bank:

        Frank Baracani (age 55) has been President and Director of the Corporation and First Federal during the past five years.

        Donald G. Bell (age 67) has been Vice President and Director of the Corporation; Director of First Federal; and Partner with the law firm of Hart, Bell, Cummings, Ewing & Stuckey, Vincennes, Indiana during the last five years.

        C. James McCormick (72) has been Chairman of the Board, Director and Chief Executive Officer of the Corporation, and Chairman of the Board and Director of First Federal during the last five years.

        Mary Lynn Stenftenagel (43) has been Director and Secretary - Treasurer of the Corporation and Director and Chief Financial Officer of First Federal during the last five years. Ms. Stenftenagel has been Executive Vice President and Secretary of First Federal since October, 1993 and for one year prior she served as Senior Vice President of First Federal.

        John J. Summers (67) has been Vice Chairman of the Board and Director of the Corporation and Vice Chairman of the Board and Director of First Federal during the last five years.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related  Stockholder Matters.

         The information required herein is incorporated by reference from "Market Information" on page 40 of 1ST BANCORP's 1997 Annual Report to Shareholders (the "Annual Report to Shareholders").


Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from "Selected Financial Highlights" on page 3 of the Annual Report to Shareholders.


Item 7.  Management's Discussion and Analysis of Financial  Condition and
            Results of Operations.

         The information required herein is incorporated by reference from pages 7 to 14 of the Annual Report to Shareholders.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

         Because the majority of the Corporation's balance sheet consists of interest earning assets and interest bearing liabilities, it is exposed to interest rate risk. Therefore, additional information is being provided regarding the exposure to this interest rate risk.

         The OTS requires all regulated thrift institutions to calculate the estimated change in the institution's net portfolio value ("NPV") assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 400 basis points, either up or down, and in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

         The OTS provides all institutions that file a schedule entitled the Consolidated Maturity & Rate schedule ("CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 400 basis points in 100 basis point increments. The OTS allows thrifts under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV.

         The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans. At June 30, 1997, the price indications for adjustable rate mortgage loans ranged from 87% to 108% of the underlying mortgage balances. The price indications for fixed rate mortgage loans securities varied from 69% to 120% of the underlying mortgage balances. Prepayment rates for mortgage loans ranged from 4% to 76% Constant Prepayment Rate ("CPR") as of June 30, 1997.

         The NPV sensitivity of the structured securities segment of the investment securities portfolio is provided by the Bank to the OTS and is not simulated by the OTS model. The sensitivity to interest rate changes of the Bank's structured securities is obtained by simulation analysis performed by independent third party investment brokers. The remaining investment securities are valued by the OTS model based upon a discounted cash flow approach which assumes semi-annual interest cash flows with principal repaid at maturity. The cash flows are discounted based upon Treasury security yields with similar maturities.

         In the OTS model, the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificates of deposit ("CD") accounts, the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

         Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts, and noninterest bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. These accounts are valued at 100% of the respective account balances on the liability side. On the asset side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

         The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach. The cash flows are assumed to consist of monthly or semi-annual interest payments with principal paid at maturity (dependent upon the type of borrowing). These cash flows are discounted based upon London Interbank Offered Rates ("LIBOR").

         The OTS model is based only on the Bank level balance sheet. Various asset and liability categories were adjusted to reflect the consolidated NPV of the Corporation. These adjustments were not material to the outcome of the simulation analysis of NPV. The following table sets forth the Corporation's interest rate sensitivity of NPV as of June 30, 1997.


                                           Net Portfolio Value
                            Net Portfolio                       as a % of Present Value
                                Value                                  of Assets
            ----------------------------------------------------------------------------------
                                 (Dollars in thousands)
  Change
in Rates       $ Amount        $ Change        % Change       NPV Ratio           Change
---------   ----------------------------------------------------------------------------------
+400 bp           9,894         (20,683)           -68%              3.98%      (705)bp
+300 bp          15,536         (15,041)           -49%              6.06%      (496)bp
+200 bp          21,103          (9,474)           -31%              8.00%      (302)bp
+100 bp          26,342          (4,235)           -14%              9.72%      (131)bp
   0 bp          30,577                                             11.03%
-100 bp          33,701           3,124             10%             11.92%        90 bp
-200 bp          35,986           5,409             18%             12.53%       151 bp
-300 bp          38,593           8,016             26%             13.22%       219 bp
-400 bp          41,940          11,363             37%             14.09%       306 bp



         Various strategies are in place to control the Corporation's exposure to interest rate risk. The Corporation has an Asset/Liability Committee ("ALCO") comprised of senior management personnel which is primarily responsible for management of the Corporation's exposure to interest rate risk. The ALCO actively monitors the interest rate risk position and develops strategies to minimize its potential negative effects on the Corporation's financial condition. As its primary strategy to control the potential negative effects of the Corporation's market risk exposure, the ALCO actively adjusts its interest earning asset and interest bearing liability composition and pricing.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 16 to 37 of the Annual Report to Shareholders.


Item 9.  Changes in and Disagreements with Accountants on  Accounting and
            Financial Disclosures.

         There were no such changes or disagreements during the applicable period.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein with respect to directors is incorporated by reference from the definitive proxy statement of 1ST BANCORP, dated September 26, 1997 (the "Proxy Statement") under "Proposal I - Election of Directors" on pages 4 to 5 of the Proxy Statement. Information required herein pursuant to Item 405 of Regulation S-K (Para. 229.405 of this chapter) is incorporated by reference from page 10 of the Proxy Statement. Information concerning the Corporation's executive officers is included in Item 4.5 in Part I of this report.


Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 7 to 9 of the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 3 to 6 of the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 10 of the Proxy Statement.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.

         (a)  Documents Filed as Part of this Report

The following  financial  statements are  incorporated by reference (see Exhibit
13):

                                                                Page in the
                                                                1997 Annual
                                                                 Report to
Financial Statements                                            Shareholders

Independent Auditors' Report                                         15

Consolidated Statements of Financial Condition
as of June 30, 1997, and 1996.                                       16

Consolidated Statements of Earnings for the
Years Ended June 30, 1997, 1996, and 1995.                           17

Consolidated Statements of Stockholders'
Equity for the Years Ended June 30, 1997,
1996, and 1995.                                                      18

Consolidated Statements of Cash Flows for the
Years Ended June 30, 1997, 1996, and 1995.                           19

Notes to Consolidated Financial Statements.                          20

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

         (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 43.

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

                                             1ST BANCORP

Date:  September 24, 1997            By:/s/ C. James McCormick
                                        ---------------------------------
                                        C. James McCormick
                                        Chief Executive Officer

Date:  September 24, 1997            By:/s/ Frank D. Baracani
                                        ---------------------------------
                                        Frank D. Baracani
                                        Director and President

         Each person whose individual signature appears below hereby authorizes Frank D. Baracani as attorney-in-fact with full power of substitution to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates set forth below:


/s/ C. James McCormick                            Date:  September 24, 1997
------------------------------------------
C. James McCormick, Chairman of the Board
and Chief Executive Officer

/s/ John J. Summers                               Date:  September 24, 1997
------------------------------------------
John J. Summers, Vice Chairman of the Board

/s/ Frank D. Baracani                             Date:  September 24, 1997
------------------------------------------
Frank D. Baracani, Director, President

/s/ Donald G. Bell                                Date:  September 24, 1997
------------------------------------------
Donald G. Bell, Director, Vice President

/s/ Mary Lynn Stenftenagel                        Date:  September 24, 1997
------------------------------------------
Mary Lynn Stenftenagel, Director,
Secretary/Treasurer (Principal Accounting
and Financial Officer)

/s/ R. William Ballard                            Date:  September 24, 1997
------------------------------------------
R. William Ballard, Director

/s/ Rahmi Soyugenc                                Date:  September 24, 1997
------------------------------------------
Rahmi Soyugenc, Director

/s/ Ruth Mix Carnahan                             Date:  September 24, 1997
------------------------------------------
Ruth Mix Carnahan, Director

/s/ James W. Bobe                                 Date:  September 24, 1997
------------------------------------------
James W. Bobe, Director

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

          10f      1ST BANCORP 1997 Employee Stock Purchase Plan
                   (incorporated by reference to Exhibit A to the Registrant's 1996 Proxy Statement).

         13        Annual Report to Shareholders                            __

         21        Subsidiaries of the Registrant                           __

         23.1      Independent Auditors' Consent                            __

         23.2      Independent Auditors' Consent                            __

         23.3      Independent Auditors' Consent                            __

         27        Financial Data Schedule
                   (to be filed electronically)


 (*) Previously filed with the SEC and by this reference incorporated into this Annual Report.