Form 10-Q
period 1997-09-30
FIRST BANCORP /IN/
filed 1997-11-13
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period Ended September 30, 1997

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

                                             YES_____X_________NO______________

As of October 28, 1997, there were 691,726 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX


  Page
                                                                          Number

Forward Looking Statements                                                     3

PART I.  FINANCIAL INFORMATION:

Item 1.    Financial Statements

               Consolidated Condensed Statements
                     of  Financial Condition,
                     September 30, 1997 (Unaudited) and
                     June 30, 1997                                             4

               Consolidated Condensed Statements
                     of Earnings, Three Months Ended
                     September 30, 1997 and 1996 (Unaudited)                   5

               Consolidated Condensed Statements of
                    Cash Flows, Three Months Ended
                    September 30, 1997 and 1996 (Unaudited)                    6

               Notes to Consolidated Condensed
                     Financial Statements (Unaudited)                        7-8

Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                          9-14

Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                              14

PART II.  OTHER INFORMATION                                                   15

Item 1.    Legal Proceedings                                                  15

Item 2.    Submissions of Matters to Vote of Securities
                     Holders                                                  15

Item 3.    Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                    16

Forward Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or the deterioration in the financial strength of the Corporation's loan customers.

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited and in Thousands)

                                                        September 30,       June 30,
                                                           1997              1997
                                                        ----------------------------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                               $19,982         $19,771
    Non-interest bearing deposits                               476             523
                                                          ----------   -------------
            Cash and cash equivalents                        20,458          20,294
                                                          ----------   -------------

Securities available for sale                                 6,687          11,588
Securities held to maturity (market value
    of $39,692 at September 30, 1997 and
    $43,556 at June 30, 1997)                                39,859          44,065
Loans receivable, net                                       151,309         146,840
Loans held for sale                                          27,349          27,769
Accrued interest receivable:
    Securities                                                  534           1,081
    Loans                                                     1,152           1,099
Stock in FHLB of Indianapolis, at cost                        4,941           4,941
Office premises and equipment                                 3,162           3,225
Real estate owned                                               408             397
Prepaid expenses and other assets                             5,076           9,191
                                                          ----------   -------------

TOTAL ASSETS                                               $260,935        $270,490
                                                          ==========   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                               $134,864        $144,316
    Advances from FHLB and other borrowings                 100,247         100,296
    Advance payments by borrowers for taxes and insurance       567             304
    Accrued interest payable on deposits                        681           1,194
    Accrued expenses and other liabilities                    2,002           2,047
                                                          ----------   -------------

                    Total Liabilities                      $238,361        $248,157
                                                          ----------   -------------

Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                          -                -
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of  691,726 at September  30, 1997 and
       697,897 at June 30, 1997                                $692            $698
    Paid-in capital                                           2,428           2,642
    Retained earnings, substantially restricted              19,488          19,102
    Unrealized depreciation on securities                       (34)           (109)
                                                          ----------   -------------

                   Total Stockholders' Equity               $22,574         $22,333
                                                          ----------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $260,935        $270,490
                                                          ==========   =============



See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                          (Unaudited and in Thousands)

                                                                Three months ended
                                                                    September 30,
                                                                -------------------
                                                                   1997      1996
                                                                --------   --------
INTEREST INCOME:
   Loans                                                         $ 3,783   $ 3,595
   Investment securities                                             901       927
   Trading account securities                                          2        --
   Other short-term investments and
     interest bearing deposits                                       292       187
                                                                 -------   -------

  Total Interest Income                                            4,978     4,709
                                                                 -------   -------

INTEREST EXPENSE:
   Deposits                                                        1,972     1,829
   Short-term borrowings                                               2        21
   FHLB advances and other borrowings                              1,426     1,417
                                                                 -------   -------

  Total Interest Expense                                           3,400     3,267
                                                                 -------   -------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                      1,578     1,442

Provision for loan losses                                             90        46
                                                                 -------   -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                      1,488     1,396
                                                                 -------   -------

NON-INTEREST INCOME:
   Fees and service charges                                           83        84
   Net gain (loss) on sales of investment securities available
      for sale and trading account investments                         6        --
   Net gain on sales of loans                                         61       653
   Other                                                             219       136
                                                                 -------   -------

  Total Non-Interest Income                                          369       873
                                                                 -------   -------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                                663     1,045
   Net occupancy                                                     127       181
   Federal insurance premiums                                         41     1,429
   Other                                                             406       669
                                                                 -------   -------

  Total Non-Interest Expense                                       1,237     3,324
                                                                 -------   -------

Earnings Before Income Taxes                                         620    (1,055)

Income Taxes                                                         165      (424)
                                                                 -------   -------

NET EARNINGS                                                     $   455   ($  631)
                                                                 =======   =======

EARNINGS PER SHARE:                                              $  0.65   ($ 0.90)



See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in Thousands)

                                                                 Three Months Ended
                                                                   September 30,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
Net Cash Flow From Operating Activities:
   Net earnings                                                 $    455    ($   631)
   Adjustments to reconcile net cash
        provided by operating activities:
      Depreciation and amortization                                  105          58
      Amortization of mortgage servicing rights                       46          26
      Gain on sale of loans                                          (61)       (653)
      Gain on sale of securities                                      (6)         --
      Net change in loans held for sale                              420       4,963
      Provision for loan losses                                       90          46
      Change in accrued interest receivable                          494         478
      Change in prepaid expenses and other assets                  4,015        (174)
      Change in accrued expenses and other liabilities              (608)         10
      Loss on investment in limited partnership                       32          36
                                                                --------    --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,982       4,159
                                                                --------    --------

Cash Flows From Investing Activities:
    Purchase of securities held to maturity                           --          --
    Proceeds from maturity of securities held to maturity          4,207          31
    Purchase of securities available for sale and
          trading account securities                              (2,998)         --
    Proceeds from maturities of securities available for sale      2,007          89
    Proceeds from sales of securities available for sale
          and trading account securites                            6,017          --
    Principal collected on loans, net of originations             (4,499)    (10,313)
    Purchases of equipment                                           (14)        (25)
    Other                                                            (11)       (275)
                                                                --------    --------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           4,709     (10,493)
                                                                --------    --------

Cash Flows From Financing Activities:
    Change in deposits                                            (9,452)     (3,142)
    Proceeds from FHLB advances and other borrowings              10,996      18,865
    Repayment of FHLB advances and other borrowings              (11,045)    (20,845)
    Proceeds from issuance of common stock                            85          95
    Purchase and retirement of common stock                         (305)         --
    Payment of dividends on common stock                             (69)        (67)
    Change in advance payments by borrowers
          for insurance and taxes                                    263         152
                                                                --------    --------

        NET CASH USED BY FINANCING ACTIVITIES                     (9,527)     (4,942)
                                                                --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 164     (11,276)

Cash and Cash Equivalents at Beginning of Period                  20,294      25,099
                                                                --------    --------

Cash and Cash Equivalents at End of Period                      $ 20,458    $ 13,823
                                                                ========    ========


See Notes to Consolidated Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

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

Note 2.  Earnings Per Share

Earnings per share have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the earnings per share computations was 698,729 and 700,328 for the three months ended September 30, 1997 and 1996, respectively.

Note 3.  Stock Purchase Plans

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of First Federal Bank, A Federal Savings Bank (the "Bank") and First Financial Insurance Agency, Inc. ("First Financial") can purchase the Corporation's common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. A total of 15,750 authorized but unissued shares were reserved for issuance under this plan. A total of 3,564 shares were issued and purchased by employees in the first quarter of fiscal year 1998 for the fiscal 1997 plan year.

Note 4.  Stock Option Plan

The Corporation has a stock option plan under which 165,375 authorized but unissued shares of common stock were reserved. As of September 30, 1997, 17,000 incentive stock options were outstanding with certain key officers. An additional 1,880 shares remain reserved for future grant. All other options have been exercised or canceled.

Note 5.  Stock Repurchase Plan

In August 1996, the Board authorized the repurchase of up to 5% of the outstanding shares of common stock (703,638 shares were outstanding at the time), subject to market conditions, over a two year period which expires in August 1998. During the quarter ended September 30, 1997, 10,000 shares of common stock were repurchased.

Note 6.  Savings Association Insurance Fund ("SAIF") Recapitalization

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the Federal Deposit Insurance Corporation ("FDIC"). The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March 31, 1995. The Bank's portion of the assessment was $1,330,000 and is included in non-interest expense for the three months ended September 30, 1996.

Note 7.  Reclassifications

Certain amounts in the fiscal year 1997 consolidated financial statements have been reclassified to conform to the fiscal year 1998 presentation.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Financial Condition:

Total assets decreased by $9,555,000, or 3.53%, to $260,935,000 at September 30, 1997, compared to total assets of $270,490,000 at June 30, 1997. The decrease is primarily attributable to decreases in the securities held to maturity and available for sale portfolios.

Cash and cash equivalents remained stable during the quarter ended September 30, 1997. Cash and cash equivalents totaled $20,458,000 at September 30, 1997, compared to $20,294,000 at June 30, 1997.

Investment securities consist primarily of U.S. Agency securities. The majority of securities have either a "call" or "step-up" feature, which provides the Bank with flexibility under varying interest rate scenarios. The level of investment securities held to maturity (including mortgage-backed securities) decreased by $4,206,000, or 9.55%, to $39,859,000, at September 30, 1997, from $44,065,000 at
June 30, 1997. The decline in the level of securities held to maturity resulted from the exercise of the call feature by the issuer of the securities.

Investment securities available for sale (including mortgage-backed securities) declined by $4,901,000, or 42.29%, to $6,687,000 at September 30, 1997, from
$11,588,000 at June 30, 1997. The decline in the level of securities available for sale resulted from sales of securities and the exercise of the call feature of the securities by the issuer. There were no trading account securities at September 30, 1997 or June 30, 1997.

The overall decline in the level of securities is a part of the Corporation's asset/liability management strategy to shift funds from the securities portfolios into the loan portfolios as the securities are called and mature rather than replacing the securities. This strategy is being undertaken to continue the expansion of the Bank's net interest margin.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Net loans receivable (including loans held for sale) increased by $4,049,000, or 2.32%, to $178,658,000 at September 30, 1997, from $174,609,000 at June 30,
1997. The increase in net loans receivable is attributable to residential mortgage loan production, an emphasis on the Bank's indirect auto lending program and a lower level of mortgage loan sales. Growth occurred in the non-conforming and conforming mortgage loan portfolios and in the auto loan portfolio.

Loan production during the three months ended September 30, 1997 decreased compared to the same period of the prior year. During the three months ended September 30, 1997, the Bank funded $17.7 million of loans compared to $37.8 million of loans during the three months ended September 30, 1996. The decrease in loan originations is primarily due to the restructuring of the Bank's nonconforming loan origination network in the latter part of fiscal year 1997. All loan origination offices were closed except the Evansville, Indiana loan origination office and all administrative functions were transferred to the main office in Vincennes, Indiana.

During the three months ended September 30, 1997, non-conforming mortgage lending constituted $5.6 million, or 31.6%, of total loans funded during the period compared with $21.7 million, or 57.2% of total loans funded during the three months ended September 30, 1996. Non-conforming loans, including those held for sale, increased to $70.6 million at September 30, 1997 compared to $66.5 million at June 30, 1997.

During the fourth quarter of fiscal year 1997, the Bank implemented an indirect auto lending program in its Vincennes, Indiana market area. Indirect auto loan fundings during the first quarter of fiscal year 1997 totaled $1.5 million. The indirect auto loan portfolio totaled $1.7 million at September 30, 1997.

At September 30, 1997, nonaccrual loans and real estate owned totaled $2,930,000, or 1.12% of total assets. This compares to $2,727,000 of nonaccrual loans and real estate owned, or 1.01% of total assets, at June 30, 1997. The upward trend in loan delinquencies is related to residential one-to-four family mortgage loans. Delinquencies have trended upward in both conforming and non-conforming mortgage loans. Loan quality continues to be of major importance to the Bank and strong efforts are being made to ensure loan quality. In an effort to mitigate potential losses and reduce non-performing assets, mortgage loan collection personnel have been expanded, more stringent collection practices have been implemented, and certain higher risk lending programs have been discontinued. In addition, loan loss allowances have been increased to prepare for potential future losses in the portfolio.

The table below sets forth the amounts and categories of 1ST BANCORP's nonaccrual loans and real estate owned for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on nonaccrual status when they become contractually past due more than 90 days.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                                               September 30,          June 30,
                                                                   1997                1997
                                                               -------------------------------
Nonaccrual loans and real estate owned:
   Nonaccrual loans                                              $2,522,000         $2,330,000
   Real estate owned (1)                                            408,000            397,000
   Restructured loans                                                  -                    -
                                                               -------------------------------
Total nonaccrual loans and real estate owned                     $2,930,000         $2,727,000
Nonaccrual loans and real estate owned to total assets                1.12%              1.01%

-----------------------
(1)  Certain  assets  acquired   through   foreclosures  or  deeds  in  lieu  of
     foreclosure, which are included in the Consolidated Condensed Statement of Financial Condition as real estate owned.

During the three months ended September 30, 1997, the Bank established, through operations, provisions for loan losses totaling $90,000. In addition, the Bank realized net charge-offs through its allowance for loan loss accounts of $74,000. The Bank's allowance for loan loss was $1,174,000 at September 30, 1997 and $1,158,000 at June 30, 1997.

Prepaid expenses and other assets decreased by $4,115,000 to $5,076,000 at September 30, 1997 from $9,191,000 at June 30, 1997. The decrease was primarily the result of the funding of a $4.1 million loan sale during the quarter ended September 30, 1997 which was in process at June 30, 1997.

Total deposits decreased by $9,452,000, or 6.55%, to $134,864,000 at September 30, 1997 from $144,316,000 at June 30, 1997. The decrease in deposits was primarily the result of decreasing brokered funds during the three months ended September 30, 1997. The decline in brokered funds correlated to the decline in the securities held to maturity and available for sale portfolios. Advances from the Federal Home Loan Bank ("FHLB") and other borrowings remained stable at $100,247,000 at September 30, 1997 compared to $100,296,000 at June 30, 1997.

Accrued expenses and other liabilities remained stable at $2,002,000 at September 30, 1997 compared to $2,047,000 at June 30, 1997. Advance payments by borrowers for taxes and insurance increased modestly to $567,000 at September 30, 1997, from $304,000 at June 30, 1997. Accrued interest payable on deposits decreased to $681,000 at September 30, 1997, from $1,194,000 at June 30, 1997.
The fluctuations in these categories were due to the timing differences that occur in the normal course of business.

(b)  Results of Operations:

During the three months ended September 30, 1997, 1ST BANCORP had net income of $455,000, or $0.65 per share, compared to a net loss of $631,000, or $0.90 per share, for the three months ended September 30, 1996. The net loss for the quarter ended September 30, 1996, was directly attributable to the one-time assessment for the recapitalization of the SAIF. Exclusive of the SAIF assessment, pre-tax net earnings for the quarter ended September 30, 1996 would have been approximately $275,000.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The increased earnings for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulted from an increased net interest margin and a substantially reduced level of noninterest expenses. The decreased noninterest expenses, exclusive of the SAIF assessment, was attributable to the closure of several of the Bank's loan origination offices during the latter part of fiscal 1997.

Net interest income before provision for loan losses was $1,578,000 for the three months ended September 30, 1997, compared to $1,442,000 for the three months ended September 30, 1996. The net interest margin was 2.49% for the three months ended September 30, 1997 compared to 2.30% for the three months ended September 30, 1996. The increased level of net interest income was the result of the expanded net interest margin. The net interest margin was expanded primarily through the increased level of higher yielding non-conforming mortgage loans which have been retained in the loan portfolio. The higher yield on the Bank's loan portfolio was partially offset by an increased cost of funds. The modestly higher cost of funds was attributable to the Bank's savings deposits. Also contributing to the increased net interest margin for the three months ended September 30, 1997 as compared with the same period of the previous year, was a slightly higher level of interest-earning assets and interest-bearing liabilities.

Non-interest income for the three months ended September 30, 1997 totaled $369,000 compared to $873,000 for the three months ended September 30, 1996. The lower level of non-interest income for the three months ended September 30, 1997 resulted primarily from a decreased gain on sale of loans.

The gain on sale of mortgage loans totaled $61,000 for the quarter ended September 30, 1997, compared to $653,000 for the quarter ended September 30, 1996. The decline in the gain on sale of loans for the three months ended September 30, 1997 resulted from a lower volume of loan sales. Loan sales totaled $5.1 million for the quarter ended September 30, 1997, compared to $23.9 million for the quarter ended September 30, 1996. The reduction in loan sales is a part of the Bank's asset/liability management strategies to enhance the net interest margin by retaining a larger portion its mortgage loan originations in portfolio.

Fees and service charges remained stable and totaled $83,000 for the three months ended September 30, 1997 compared to $84,000 for the three months ended September 30, 1996. The net gains on the sale of investment securities available for sale and trading account investments totaled $6,000 for the three months ended September 30, 1997 compared with no activity in the first quarter of fiscal year 1996.

"Other" non-interest income increased to $219,000 for the three months ended September 30, 1997 compared with $136,000 during the three months ended September 30, 1996. The increase is attributable to additional income from the insurance operations of First Financial Insurance Agency, Inc. The additional insurance income was due in large part to the purchase of book of business of an existing independent insurance agency in December 1996. The book of business was merged with the existing customer base of First Financial. As a result of the acquisition, First Financial operates full service insurance offices in Vincennes, Indiana and Princeton, Indiana.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Non-interest expense totaled $1,237,000 for the three months ended September 30, 1997, compared to $3,324,000 for the three months ended September 30, 1996. The lower level of non-interest expenses were the result of the SAIF assessment in the quarter ended September 30, 1996, and the restructuring of the Bank's nonconforming loan operations.

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the FDIC. The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March
31, 1995. The Bank's portion of the assessment was $1,330,000 and was included in non-interest expense for the first quarter of fiscal 1997. Federal insurance premiums totaled $41,000 for the quarter ended September 30, 1997, compared with $1,429,000 for the quarter ended September 30, 1996.

During the fourth quarter of fiscal year 1997, the Bank restructured its nonconforming loan operation. The restructuring included closing all loan offices except the Evansville, Indiana loan origination office and moving all administrative functions to the Bank's home office in Vincennes, Indiana. The restructuring was undertaken to reduce noninterest operating expenses and improve profitability of the Bank.

Compensation and employee benefits expense declined to $663,000 for the three months ended September 30, 1997 compared to $1,045,000 for three months ended September 30, 1996. Net occupancy expense also decreased in the quarter ended September 30, 1997 as compared to the same period of the prior year. Net occupancy expense totaled $127,000 for the three months ended September 30, 1997 compared to $181,000 for the three months ended September 30, 1996. These declines in operating expenses resulted from a reduced number of employees and fewer office facilities which are attributable to the nonconforming loan operation restructuring.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum 3% core capital ratio. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At September 30, 1997, the Bank met all current capital requirements.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 1997:

                                     Tangible          Core       Risk-Based
                                      Capital        Capital       Capital
                                    -----------------------------------------
Regulatory Capital                  $22,836,000    $22,836,000    $23,497,000
Minimum Capital Requirement           3,912,000      7,825,000     11,315,000
                                    -----------------------------------------
Excess Capital                      $18,924,000    $15,011,000    $12,182,000

Regulatory Capital Ratio                  8.75%          8.75%         16.61%
Required Capital Ratio                    1.50%          3.00%          8.00%

During the quarter ended September 30, 1997, 1ST BANCORP paid a $0.10 cash dividend per share to shareholders. This is the twentieth consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $13,792,000 in loan commitments and $1,099,000 of loans in process outstanding at September 30, 1997. The majority of these commitments are expected to be funded within the three month period ending December 31, 1997. At September 30, 1997, the Bank had $268,000 in outstanding commitments to sell mortgage loans and mortgage-backed securities. The Bank maintains liquidity of at least 5% of net withdrawable assets. The average regulatory liquidity ratio for the quarter ended September 30, 1997 was 12.11%.

On October 23, 1997, the Corporation declared a three-for-two stock split. The additional shares are payable November 30, 1997, to shareholders of record as of November 15, 1997. For financial statements issued after November 15, 1997, all share and per share data will be adjusted retroactively to reflect the three-for-two stock split.

There are no other known trends, events, or uncertainties, including current recommendations by regulatory authorities, that should have, or that are reasonably likely to have, a material effect on the liquidity, capital resources, or operations of 1ST BANCORP.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of the preceding fiscal year end in the Corporation's Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Neither 1ST BANCORP nor its subsidiaries is involved in any legal proceedings, other than routine proceedings occurring in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.

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

         Exhibit 27   Financial Data Schedule

b)       Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            1ST BANCORP


Date: November 13, 1997                     By:  /s/   C. James McCormick
                                            -----------------------------
                                             C. James McCormick, Chairman and
                                             Chief Executive Officer


Date: November 13, 1997                     By:  /s/   Frank D. Baracani
                                            ----------------------------
                                             Frank D. Baracani, President


Date: November 13, 1997                     By:  /s/   Mary Lynn Stenftenagel
                                            ---------------------------------
                                             Mary Lynn Stenftenagel,
                                             Secretary-Treasurer and
                                             Chief Accounting Officer