Form 10-Q
period 1997-12-31
FIRST BANCORP /IN/
filed 1998-02-13
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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

                                              YES_____X_________NO______________

As of February 3, 1998, there were 1,089,685 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         Number

Forward-Looking Statements                                                  3

PART I.  FINANCIAL INFORMATION:

   Item 1.    Financial Statements

                  Consolidated Condensed Statements
                        of  Financial Condition,
                        December 31, 1997 (Unaudited) and
                        June 30, 1997                                       4

                  Consolidated Condensed Statements
                        of Earnings, Three and Six  Months Ended
                        December 31, 1997 and 1996 (Unaudited)              5

                  Consolidated Condensed Statements of
                       Cash Flows, Six Months Ended
                       December 31, 1997 and 1996 (Unaudited)               6

                  Notes to Consolidated Condensed
                        Financial Statements (Unaudited)                  7-8

   Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                    9-14

   Item 3.    Quantitative and Qualitative Disclosures About
                         Market Risk                                       14

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                            15

   Item 4.     Submissions of Matters to Vote of Securities
                          Holders                                          15

   Item 6.     Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                 16

Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward- looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or the deterioration in the financial strength of the Corporation's loan customers. In addtion, from time to time, the Corporation may make other oral or written forward-looking statements with respect to future events and the future financial performance of the Corporation. All these other forward-looking statements are also subject to the factors indicated above, which such factors could cause the statements or projections contained therein to be materially inaccurate.

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                 (Unaudited and in thousands except share data)

                                                        December 31,      June 30,
                                                            1997            1997
                                                       --------------     ---------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                                 $5,459       $19,771
    Non-interest bearing deposits                                456           523
                                                        -------------     ---------
            Cash and cash equivalents                          5,915        20,294
                                                        -------------     ---------

Securities available for sale                                 12,273        11,588
Securities held to maturity (market value
    of $33,695 at December 31, 1997 and
    $43,556 at June 30, 1997)                                 33,855        44,065
Loans receivable, net                                        151,597       146,840
Loans held for sale                                           36,361        27,769
Accrued interest receivable:
    Securities                                                   836         1,081
    Loans                                                      1,144         1,099
Stock in FHLB of Indianapolis, at cost                         4,941         4,941
Office premises and equipment                                  3,088         3,225
Real estate owned                                                762           397
Prepaid expenses and other assets                              5,155         9,191
                                                        -------------     ---------

TOTAL ASSETS                                                $255,927      $270,490
                                                        =============     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                $134,668      $144,316
    Advances from FHLB and other borrowings                   95,406       100,296
    Advance payments by borrowers
       for taxes and insuranc                                    247           304
    Accrued interest payable on deposits                         615         1,194
    Accrued expenses and other liabilities                     2,017         2,047
                                                        -------------     ---------

                    Total Liabilities                       $232,953      $248,157
                                                        -------------     ---------

Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                             -             -
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of  1,089,685 at December  31, 1997 and
       1,099,188 at June 30, 1997                             $1,038          $698
    Paid-in capital                                            2,091         2,642
    Retained earnings, substantially restricted               19,847        19,102
    Unrealized depreciation on securities                         (2)         (109)
                                                        -------------     ---------

                   Total Stockholders' Equity                $22,974       $22,333
                                                        -------------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $255,927      $270,490
                                                        =============     =========



See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (Unaudited and in thousands except per share data)

                                                                      Three months ended       Six months ended
                                                                         December 31,             December 31,
                                                                    --------------------     ---------------------
                                                                      1997         1996        1997          1996
                                                                    --------     -------     --------      -------
INTEREST INCOME:
   Loans                                                            $ 3,946      $ 3,751      $ 7,729      $ 7,346
   Investment securities                                                804          929        1,705        1,856
   Trading account securities                                            --           --            2           --
   Other short-term investments and
     interest bearing deposits                                           83          128          375          315
                                                                    -------      -------      -------      -------

  Total Interest Income                                               4,833        4,808        9,811        9,517
                                                                    -------      -------      -------      -------

INTEREST EXPENSE:
   Deposits                                                           1,918        1,877        3,890        3,706
   Short-term borrowings                                                 --            4            2           25
   FHLB advances and other borrowings                                 1,328        1,403        2,754        2,820
                                                                    -------      -------      -------      -------

  Total Interest Expense                                              3,246        3,284        6,646        6,551
                                                                    -------      -------      -------      -------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                         1,587        1,524        3,165        2,966

Provision for loan losses                                                90           40          180           86
                                                                    -------      -------      -------      -------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                         1,497        1,484        2,985        2,880
                                                                    -------      -------      -------      -------

NON-INTEREST INCOME:
   Fees and service charges                                              86           88          169          172
   Net gain (loss) on sales of investment securities available
      for sale and trading account investments                           16            2           22            2
   Net gain on sales of loans                                           105          548          166        1,201
   Other                                                                190          170          409          306
                                                                    -------      -------      -------      -------

  Total Non-Interest Income                                             397          808          766        1,681
                                                                    -------      -------      -------      -------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                                   703          940        1,366        1,985
   Net occupancy                                                        128          179          255          360
   Federal insurance premiums                                            41           80           82        1,509
   Other                                                                426          475          832        1,144
                                                                    -------      -------      -------      -------

  Total Non-Interest Expense                                          1,298        1,674        2,535        4,998
                                                                    -------      -------      -------      -------

Earnings Before Income Taxes                                            596          618        1,216         (437)

Income Taxes                                                            159          242          324         (182)
                                                                    -------      -------      -------      -------

NET EARNINGS                                                        $   437      $   376      $   892      ($  255)
                                                                    =======      =======      =======      =======

BASIC EARNINGS PER SHARE:                                           $  0.40      $  0.34      $  0.81      ($ 0.23)

DILUTED EARNINGS PER SHARE:                                         $  0.40      $  0.34      $  0.81      ($ 0.23)

See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                  -----------------------
                                                                                    1997           1996
                                                                                  --------       --------
Net Cash Flows From Operating Activities:
   Net earnings                                                                   $    892       ($   255)
   Adjustments to reconcile net cash provided by operating activities:
      Depreciation and amortization                                                    224            139
      Amortization of mortgage servicing rights                                         98             54
      Gain on sale of loans                                                           (166)        (1,201)
      Gain on sale of securities                                                       (22)            (2)
      Net change in loans held for sale                                             (8,592)         1,522
      Provision for loan losses                                                        180             86
      Change in accrued interest receivable                                            200            137
      Change in prepaid expenses and other assets                                    3,875           (661)
      Change in accrued expenses and other liabilities                                (680)          (649)
      Loss on investment in limited partnership                                         57             67
                                                                                  --------       --------

        NET CASH USED BY OPERATING ACTIVITIES                                       (3,934)          (763)
                                                                                  --------       --------

Cash Flows From Investing Activities:
    Purchase of securities held to maturity                                             --         (2,515)
    Proceeds from maturity of securities held to maturity                           10,212             56
    Purchase of securities available for sale and trading account securities       (18,689)        (8,968)
    Proceeds from maturities of securities available for sale                        2,164             96
    Proceeds from sales of securities available for sale
      and trading account securites                                                 16,025         10,934
    Principal collected on loans, net of originations                               (4,822)       (12,423)
    Purchases of equipment                                                             (17)           (57)
    Other                                                                             (365)          (349)
                                                                                  --------       --------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             4,508        (13,226)
                                                                                  --------       --------

Cash Flows From Financing Activities:
    Change in deposits                                                              (9,648)        (2,269)
    Proceeds from FHLB advances and other borrowings                                26,991         42,844
    Repayment of FHLB advances and other borrowings                                (31,881)       (41,287)
    Proceeds from issuance of common stock                                              94            108
    Purchase and retirement of common stock                                           (305)          (207)
    Payment of dividends on common stock                                              (147)          (134)
    Change in advance payments by borrowers for insurance and taxes                    (57)          (153)
                                                                                  --------       --------

        NET CASH USED BY FINANCING ACTIVITIES                                      (14,953)        (1,098)
                                                                                  --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (14,379)       (15,087)

Cash and Cash Equivalents at Beginning of Period                                    20,294         25,099
                                                                                  --------       --------

Cash and Cash Equivalents at End of Period                                        $  5,915       $ 10,012
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

Note 2.  Earnings Per Share

1ST BANCORP has implemented Statement of Financial Accounting Standards 128, "Earnings per Share" (EPS) which is effective for fiscal periods ending after December 15, 1997. Accordingly, these amounts appear on the financial statements in this Quarterly Report on Form 10-Q. EPS have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the basic EPS computations was 1,089,395 and 1,098,186 for the three and six months ended December 31, 1997 and 1996, respectively. The weighted average number of shares for use in the dilutive EPS computations was 1,096,320 and 1,104,670 for the three and six months ended December 31, 1997 and 1996, respectively.

Note 3.  Stock Purchase Plans

The Corporation maintains an Employee Stock Purchase Plan whereby full-time employees of First Federal Bank, A Federal Savings Bank (the "Bank") and First Financial Insurance Agency, Inc. ("First Financial") can purchase the Corporation's common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. A total of 24,523 authorized but unissued shares were reserved for issuance under this plan. A total of 5,613 shares were issued and purchased by employees in the first quarter of fiscal year 1998 for the fiscal 1997 plan year.

Note 4.  Stock Option Plan

The Corporation has a stock option plan under which 260,466 authorized but unissued shares of common stock were reserved. As of December 31, 1997, 26,775 incentive stock options were outstanding with certain key officers. An additional 2,961 shares remain reserved for future grant. All other options have been exercised or have expired.

Note 5.  Stock Repurchase Plan

In August 1996, the Board authorized the repurchase of up to 5% of the outstanding shares of common stock subject to market conditions, over a two year period which expires in August 1998. During the six months ended December 31, 1997, 15,750 shares of common stock were repurchased.

Note 6.  Stock Split and Stock Dividend

On October 23, 1997, the Corporation declared a three-for-two stock split. The additional shares were issued on November 30, 1997, to shareholders of record as of November 15, 1997. All share and per share data have been adjusted to reflect the three-for-two stock split.

On December 18, 1997, the Board of Directors approved a 5% common stock dividend. The dividend will be paid January 23, 1998 to shareholders of record as of January 9, 1998. All share and per share data have been adjusted to reflect the 5% stock dividend.

Note 7.  Savings Association Insurance Fund ("SAIF") Recapitalization

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

Note 8.  Reclassifications

Certain  amounts  in the  fiscal  year  1997  consolidated  condensed  financial
statements   have  been   reclassified  to  conform  to  the  fiscal  year  1998
presentation.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

 (a)  Financial Condition:

The Corporation's goal is to increase net interest income and become less reliant on non-interest items to provide profitability. To achieve this goal, the Corporation has targeted lower levels of cash and cash equivalents, smaller securities portfolios, and increased levels of loans as part of its asset/liability strategy to enhance the net interest margin. As a result, total assets have declined modestly during this time of restructuring the balance sheet. Total assets aggregated $255,927,000 at December 31, 1997, compared to total assets of $270,490,000 at June 30, 1997, a decrease of 5.38%.

Cash and cash equivalents aggregated $5,915,000, which approximates targeted levels, at December 31, 1997, compared to $20,294,000 at June 30, 1997, a 70.85%
reduction. Securities held to maturity (including mortgage-backed securities), which primarily consist of U.S. Agency securities, totaled $33,855,000, at December 31, 1997, compared to $44,065,000 at June 30, 1997. The decline in the level of held to maturity securities resulted from the exercise of the call feature by the issuer of the securities. These declines were used to fund expansion of the loan portfolios and to pay down brokered deposits and borrowed funds at their maturity.

Investment securities available for sale (including mortgage-backed securities) increased modestly to $12,273,000 at December 31, 1997, from $11,588,000 at June 30, 1997. There were no trading account securities at December 31, 1997 or June 30, 1997.

Net loans receivable (including loans held for sale) increased by $13,349,000, or 7.65%, to $187,958,000 at December 31, 1997, from $174,609,000 at June 30,
1997. The increase in net loans receivable is attributable to residential mortgage loan production, an emphasis on the Bank's indirect auto lending program, and a lower level of mortgage loan sales. Growth occurred in the nonconforming and conforming residential mortgage loan portfolios and in the auto loan portfolio.

During the six months ended December 31, 1997, the Bank funded $44.2 million of loans compared to $68.2 million of loans during the six months ended December 31, 1996. The decrease in overall loan production was the result of the restructuring of the Bank's nonconforming loan origination network in the latter part of fiscal year 1997. All loan origination offices were closed except the Evansville, Indiana loan origination office and all administrative functions were transferred to the Bank's main office in Vincennes, Indiana.. The restructuring was undertaken primarily as a cost reduction measure. The "Results of Operations" section of this Quarterly Report on Form 10-Q discusses the effectiveness of the cost reduction plan in additional detail.

During the six months ended December 31, 1997, nonconforming mortgage lending constituted $14.7 million, or 33.3% of total loans funded during the period compared with $42.3 million, or 62.0% of total loans funded during the six months ended December 31, 1996. Nonconforming loans, including those held for sale, increased to $76.4 million at December 31, 1997, compared to $66.5 million at June 30, 1997. Conforming mortgage loan production remained relatively stable with originations totaling $18.3 million, or 41.4% of total loans funded, for the six months ended December 31, 1997 compared with $18.8 million, or 27.6% of total loans funded, for the same period of the prior year.

During the fourth quarter of fiscal year 1997, the Bank implemented an indirect auto lending program in its Vincennes, Indiana market area. Indirect auto loan fundings during six months ended December 31, 1997 totaled $3.8 million. The indirect auto loan portfolio totaled $3.8 million at December 31, 1997.

At December 31, 1997, nonaccrual loans and real estate owned totaled $3,143,000, or 1.23% of total assets. This compares to $2,727,000 of nonaccrual loans and real estate owned, or 1.01% of total assets, at June 30, 1997. The upward trend in loan delinquencies is related to residential one-to-four family mortgage loans. Delinquencies have trended upward in both conforming and nonconforming mortgage loans. Loan quality continues to be of major importance to the Bank and strong efforts are being made to ensure loan quality. In an effort to mitigate potential losses and reduce non-performing assets, additional mortgage loan collection personnel have been hired, more stringent collection practices have been implemented, and certain higher risk lending programs have been discontinued. In addition, loan loss allowances have been increased to prepare for potential future losses in the portfolio.

The table below sets forth the amounts and categories of 1ST BANCORP's nonaccrual loans and real estate owned for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on nonaccrual status when they become contractually past due more than 90 days.

                                                              December 31,          June 30,
                                                                  1997                1997
                                                              ==============================
Nonaccrual loans and real estate owned:
   Nonaccrual loans                                            $2,381,000         $2,330,000
   Real estate owned (1)                                          762,000            397,000
   Restructured loans                                                -                    -
                                                               -----------------------------
Total nonaccrual loans and real estate owned                   $3,143,000         $2,727,000
Nonaccrual loans and real estate owned to total assets               1.23%              1.01%

----------------
(1)  Certain  assets  acquired   through   foreclosures  or  deeds  in  lieu  of
foreclosure, which are included in the Consolidated Condensed Statements of Financial Condition as real estate owned.

During the six months ended December 31, 1997, the Bank established, through operations, provisions for loan losses totaling $180,000 compared to $86,000 during the same six months of the prior year. The Bank's allowance for loan loss increased to $1,183,000 at December 31, 1997 from $1,158,000 at June 30, 1997.

Prepaid expenses and other assets decreased by $4,036,000 to $5,155,000 at December 31, 1997 from $9,191,000 at June 30, 1997. The decrease was primarily the result of the completion of a $4.1 million loan sale.

Deposits aggregated $134,668,000 at December 31, 1997 compared to $144,316,000 at June 30, 1997. This $9,648,000, or 6.69%, decline resulted primarily from the decreased use of brokered funds during the six months ended December 31, 1997. Advances from the Federal Home Loan Bank ("FHLB") and other borrowings declined by $4,890,000, or 4.88%, to $95,406,000 at December 31, 1997 compared to
$100,296,000 at June 30, 1997. The decline in borrowed funds included the repayment of $1.4 million of debt at the holding company level which had been used in prior years as a capital infusion to the Bank. The overall reduction of borrowed funds and brokered deposits during the period correlated to the lower levels of cash and securities, and was a part of the Corporation's strategy of expanding the net interest margin and improving profitability.

Accrued expenses and other liabilities remained stable at $2,017,000 at December 31, 1997 compared to $2,047,000 at June 30, 1997. Advance payments by borrowers for taxes and insurance also remained stable at $247,000 at December 31, 1997 compared to $304,000 at June 30, 1997. Accrued interest payable on deposits decreased to $615,000 at December 31, 1997, from $1,194,000 at June 30, 1997.
The fluctuation in this category was due to timing differences that occur in the normal course of business.

(b)  Results of Operations:

During the three months ended December 31, 1997, 1ST BANCORP's net earnings increased to $437,000, or $0.40 per share, compared to net income of $376,000, or $0.34 per share, for the three months ended December 31, 1996. During the six months ended December 31, 1997, 1ST BANCORP had net income of $892,000, or $0.81 per share, compared to a net loss of $255,000, or $0.23 per share, for the six months ended December 31, 1996. The net loss for the six months ended December 31, 1996, was directly attributable to the special one-time assessment for the recapitalization of the SAIF.

The increased earnings for the three and six months ended December 31, 1997 as compared to the three and six months ended December 31, 1996, are in large part a reflection of the Corporation's shift to more emphasis on the net interest margin and less reliance on non-interest income. As a result, the Corporation's net interest margin has improved markedly and net earnings have increased despite a significant reduction in non-interest income. Also significantly contributing to the improved earnings was a substantial decline in non-interest expenses. This decline is attributable to the closure of several of the Bank's loan origination offices during the latter part of fiscal year 1997.

Net interest income before provision for loan losses increased to $1,587,000 during the three months ended December 31, 1997, as compared to $1,524,000 during the three months ended December 31, 1996. The net interest margin increased to 2.62% for the three months ended December 31, 1997 as compared to 2.45% for the three months ended December 31, 1996. Net interest income before provision for loan losses increased to $3,165,000 for the six months ended December 31, 1997, compared to $2,966,000 during the six months ended December 31, 1996. The net interest margin increased to 2.57% for the six months ended December 31, 1997 as compared to 2.37% for the six months ended December 31, 1996.

The increased level of net interest income was the result of the expanded net interest margin. To achieve the increased net interest margin, high-quality, high-yielding nonconforming mortgage loans were placed in portfolio. The Bank's strategy of retaining more loan production in portfolio and targeting lower levels of cash and securities resulted in a modestly lower average level of interest earning assets and interest bearing liabilities during the three and six months ended December 31, 1997 as compared with the same period of the prior year. Despite the lower average and a modestly higher cost of funds, the net interest margin has continued a steady expansion and net interest income has increased.

Non-interest income for the three months ended December 31, 1997 totaled $397,000 compared to $808,000 for the three months ended December 31, 1996. Non-interest income for the six months ended December 31, 1997 totaled $766,000 compared to $1,681,000 for the six months ended December 31, 1996. The lower level of non-interest income for the three and six months ended December 31, 1997 resulted primarily from a lower level of loan sales and a corresponding decreased gain on sale of loans.

The reduction in loan sales is a part of the Bank's asset/liability management strategy to enhance the net interest margin by retaining a larger portion of its mortgage loan production in portfolio. The gain on sale of mortgage loans totaled $105,000 and $166,000 during the three and six months ended December 31, 1997, compared to $548,000 and $1,201,000 during the same periods of the prior year. The decline in the gain on sale of loans for the three and six months ended December 31, 1997 resulted from a lower volume of loan sales. Loan sales totaled $8.0 million and $13.1 million during the three and six month periods ended December 31, 1997, compared to $17.2 million and $41.0 million for the same periods of the prior fiscal year.

Other non-interest income increased to $190,000 for the three months ended December 31, 1997 compared with $170,000 during the three months ended December 31, 1996. Other non-interest income increased to $409,000 for the six months ended December 31, 1997 compared with $306,000 during the six months ended December 31, 1996. The increase is attributable to additional income from the insurance operations of First Financial Insurance Agency, Inc. The additional insurance income was due in large part to the purchase of the book of business of an existing independent insurance agency in December 1996. The book of business was merged with the existing customer base of First Financial. As a result of the acquisition, First Financial operates a full service insurance office in Princeton, Indiana in addition to its office in Vincennes, Indiana.

Non-interest expense totaled $1,298,000 for the three months ended December 31, 1997, compared to $1,674,000 for the three months ended December 31, 1996. The restructuring of the Bank's nonconforming loan operations near the end of fiscal year 1997 resulted in the lower level of non-interest expenses for the three months ended December 31, 1997 as compared to the prior year. Non-interest expense totaled $2,535,000 for the six months ended December 31, 1997, compared to $4,998,000 for the six months ended December 31, 1996. The nonconforming loan operation restructuring combined with the one-time SAIF assessment in the first quarter of fiscal year 1997 resulted in the lower level of non-interest expenses for the six months ended December 31, 1997 compared with the same period of the prior year.

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the FDIC. The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March
31, 1995. The Bank's portion of the assessment was $1,330,000 and was included in non-interest expense for the first quarter of fiscal 1997. Federal insurance premiums and special assessments totaled $41,000 and $82,000 for the three and six months ended December 31, 1997, compared with $80,000 and $1,509,000 for the three and six months ended December 31, 1996.

During the fourth quarter of fiscal year 1997, the Bank restructured its nonconforming loan operation. The restructuring included closing all loan offices except the Evansville, Indiana loan origination office and moving all administrative functions to the Bank's home office in Vincennes, Indiana. The restructuring was undertaken to reduce non-interest operating expenses and improve profitability of the Bank.

Compensation and employee benefits expense declined to $703,000 and $1,366,000 for the three and six months ended December 31, 1997 compared to $940,000 and $1,985,000 for three and six months ended December 31, 1996. Net occupancy expense totaled $128,000 and $255,000 for the three and six months ended December 31, 1997 compared to $179,000 and $360,000 for the three and six months ended December 31, 1996. Finally, other non-interest expense declined to $426,000 and $832,000 for the three and six months ended December 31, 1997 compared to $475,000 and $1,144,000 for the three and six months ended December 31, 1996. These declines in operating expenses resulted from a reduced number of employees, fewer office facilities, and generally lower administrative expenses which are attributable to the restructuring of the nonconforming loan operations.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum core capital ratio of 3 percent. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At December 31, 1997, the Bank met all current capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1997:

                                                Tangible             Core            Risk-Based
                                                 Capital           Capital            Capital
                                               --------------------------------------------------
Regulatory Capital                              $21,891,000       $21,891,000         $22,577,000
Minimum Capital Requirement                       3,836,000         7,671,000          11,658,000
                                               --------------------------------------------------
Excess Capital                                  $18,055,000       $14,220,000         $10,919,000

Regulatory Capital Ratio                              8.56%             8.56%              15.49%
Required Capital Ratio                                1.50%             3.00%               8.00%

During the quarter ended December 31, 1997, 1ST BANCORP paid a $0.07 cash dividend per share. This is the twenty first consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $16,570,000 in loan commitments and $1,139,000 of loans in process outstanding at December 31, 1997. The majority of these commitments are expected to be funded within the three month period ending March 31, 1998. At December 31, 1997, the Bank had $235,000 in outstanding commitments to sell mortgage loans. The Bank maintains liquidity of at least 4% of net withdrawable assets as required by current liquidity regulations. The average regulatory liquidity ratio for the quarter ended December 31, 1997 was 5.85%.

A Year 2000 Committee (the "Committee")has been established by the Corporation consisting of directors, officers, and employees of the Corporation to address problems which could arise from the forthcoming Year 2000 rollover. The Committee is charged with providing regular reports to the Board of Directors detailing progress in this area. Based on progress by the Committee to date, it is not anticipated that the Year 2000 rollover will present material financial or operational burdens for the Corporation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On October 23, 1997, the Annual Meeting of Shareholders was held and the results of which follow. The meeting was held prior to declaration of the three-for-two stock split and the 5% stock dividend, therefore, the voting results do not reflect any effects of the stock split or stock dividend.

                                                     Against or                     Broker
                                         For          Withheld       Abstain      Non-votes
                                     ------------- --------------- ------------ ---------------
Election of C. James
McCormick as Director for
term expiring in 2000                  572,082         2,382            0             0

Election of Mary Lynn
Stenftenagel as Director for
term expiring in 2000                  573,663           800            0             0

Election of James W.
Bobe as Director for
term expiring in 2000                  572,995         1,468            0             0

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

         Exhibit 3b Restated  Code of By-Laws  of  Registrant  (incorporated  by reference to Exhibit 3b to Registrant's Form 10-K for the year ended June 30, 1994)

         Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     1ST BANCORP


Date: February 13, 1998                      By:  /s/   C. James McCormick
                                             -----------------------------
                                             C. James McCormick, Chairman
                                             and Chief Executive Officer


Date: February 13, 1998                      By:  /s/   Frank D. Baracani
                                             ----------------------------
                                             Frank D. Baracani, President


Date: February 13, 1998                      By:  /s/   Mary Lynn Stenftenagel
                                             ---------------------------------
                                             Mary Lynn Stenftenagel,
                                             Secretary-Treasurer and
                                             Chief Accounting Officer