Form 10-Q
period 1998-03-31
FIRST BANCORP /IN/
filed 1998-05-13
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

As of April 21, 1998, there were 1,089,840 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         Number

Forward-Looking Statements                                                  3

PART I.  FINANCIAL INFORMATION:

      Item 1.    Financial Statements

                     Consolidated Condensed Statements
                           of  Financial Condition,
                           March 31, 1998 (Unaudited) and
                           June 30, 1997                                    4

                     Consolidated Condensed Statements
                           of Earnings, Three and Nine Months Ended
                           March  31, 1998 and 1997 (Unaudited)             5

                     Consolidated Condensed Statements of
                          Cash Flows, Nine Months Ended
                          March 31, 1998 and 1997 (Unaudited)               6

                     Notes to Consolidated Condensed
                           Financial Statements (Unaudited)               7-8

      Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                 9-14

      Item 3.    Quantitative and Qualitative Disclosures About
                           Market Risk                                     15

PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings                                   16

            Item 4.     Submission of Matters to Vote
                            of Securities Holders                          16

            Item 6.     Exhibits and Reports on Form 8-K                   16

SIGNATURES                                                                 17

Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward- looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or the deterioration in the financial strength of the Corporation's loan customers. In addition, from time to time, the Corporation may make other oral or written forward-looking statements with respect to future events and the future financial performance of the Corporation. All these other forward-looking statements are also subject to the factors indicated above, which such factors could cause the statements or projections contained therein to be materially inaccurate.

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                 (Unaudited and in thousands except share data)


                                                                     March 31,        June 30,
                                                                       1998             1997
                                                                    ---------        ---------
     ASSETS
Cash and cash
equivalents:
    Interest bearing deposits                                       $  12,246        $  19,771
    Non-interest bearing deposits                                         322              523
                                                                    ---------        ---------
            Cash and cash equivalents                                  12,568           20,294
                                                                    ---------        ---------

Securities available for sale                                          18,973           11,588
Securities held to maturity (market value
    of $22,457 at March 31, 1998 and
    $43,556 at June 30, 1997)                                          22,559           44,065

Loans receivable, net                                                 172,620          146,840

Loans held for sale                                                    16,538           27,769
Accrued interest receivable:
    Securities                                                            475            1,081
    Loans                                                               1,170            1,099
Stock in FHLB of Indianapolis, at cost                                  5,519            4,941
Office premises and equipment                                           3,061            3,225
Real estate owned and repossessed assets                                  870              397
Prepaid expenses and other assets                                       5,209            9,191
                                                                    ---------        ---------

TOTAL ASSETS                                                        $ 259,562        $ 270,490
                                                                    =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                        $ 122,711        $ 144,316
    Advances from FHLB and other borrowings                           110,381          100,296
    Advance payments by borrowers for taxes and insurance                 669              304
    Accrued interest payable on deposits                                  544            1,194
    Accrued expenses and other liabilities                              1,840            2,047
                                                                    ---------        ---------

                    Total Liabilities                               $ 236,145        $ 248,157
                                                                    ---------        ---------

Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                                      --               --
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of 1,089,840 at March 31,1998 and 1,099,188
       at June 30,1997                                              $   1,090        $     698

    Paid-in capital                                                     2,047            2,642
    Retained earnings, substantially restricted                        20,328           19,102
    Unrealized depreciation on securities                                 (48)            (109)
                                                                    ---------        ---------

                   Total Stockholders' Equity                       $  23,417        $  22,333
                                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 259,562        $ 270,490
                                                                    =========        =========


See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (Unaudited and in thousands except per share data)



                                                              Three months ended         Nine months ended
                                                                   March 31,                  March 31,
                                                             ---------------------      ---------------------
                                                               1998         1997          1998         1997
                                                             --------     --------      --------     --------
INTEREST INCOME:
   Loans                                                     $  3,927     $  3,897      $ 11,656     $ 11,243
   Investment securities
                                                                  728          970         2,433        2,826
   Trading account securities
                                                                    1           14             3           14
   Other short-term investments and
     interest bearing deposits
                                                                  153          149           528          464
                                                             --------     --------      --------     --------

  Total Interest Income                                         4,809        5,030        14,620       14,547
                                                             --------     --------      --------     --------

INTEREST EXPENSE:
   Deposits                                                     1,772        1,949         5,662        5,655
   Short-term borrowings                                           18           43
                                                                                               1            3
   FHLB advances and other borrowings                           1,395        1,369         4,149        4,189
                                                             --------     --------      --------     --------

  Total Interest Expense                                        3,168        3,336         9,814        9,887
                                                             --------     --------      --------     --------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                   1,641        1,694         4,806        4,660

Provision for loan losses                                         120           84           300          170
                                                             --------     --------      --------     --------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                   1,521        1,610         4,506        4,490
                                                             --------     --------      --------     --------

NON-INTEREST INCOME:
   Fees and service charges
                                                                   82          101           251          273
   Net gain (loss) on sales of investment securities
      available for sale and trading account investments           10          (34)           32          (32)
   Net gain on sales of loans
                                                                  289          392           455        1,593
   Other                                                          228          172           637          478
                                                             --------     --------      --------     --------

  Total Non-Interest Income                                       609          631         1,375        2,312
                                                             --------     --------      --------     --------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                             752        1,010         2,118        2,995
   Net occupancy                                                  150          185           405          545
   Federal insurance premiums                                      42           40           124        1,549
   Other                                                          394          472         1,226        1,616
                                                             --------     --------      --------     --------

  Total Non-Interest Expense                                    1,338        1,707         3,873        6,705
                                                             --------     --------      --------     --------

Earnings Before Income Taxes                                      792          534         2,008           97

Income Taxes                                                      233           (6)          557         (188)
                                                             --------     --------      --------     --------

NET EARNINGS                                                 $    559     $    540      $  1,451     $    285
                                                             ========     ========      ========     ========

BASIC EARNINGS PER SHARE:                                    $   0.51     $   0.49      $   1.32     $   0.26

DILUTED EARNINGS PER SHARE:                                  $   0.51     $   0.49      $   1.32     $   0.26

See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                Nine Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Net Cash Flows From Operating Activities:
   Net earnings                                               $  1,451      $    285
   Adjustments to reconcile net cash
    provided by operating activities:
      Depreciation and amortization                                329           241
      Amortization of mortgage servicing rights                    158            83
      Gain on sales of loans                                      (455)       (1,593)
      Net change in trading account securities                      --        (1,973)
      (Gain) loss on sales of securities                           (32)           32
      Net change in loans held for sale                         11,231        (2,722)
      Provision for loan losses                                    300           170
      Change in accrued interest receivable                        535           417
      Change in prepaid expenses and other assets                3,831          (464)
      Change in accrued expenses and other liabilities            (898)         (534)
      Loss on investment in limited partnership                     81            95
                                                              --------      --------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        16,531        (5,963)
                                                              --------      --------

Cash Flows From Investing Activities:
    Purchase of securities held to maturity                         --        (3,518)
    Proceeds from maturity of securities held to maturity       21,515            59
    Purchase of securities available for sale
     and trading account securities                            (40,747)      (20,982)
    Proceeds from maturities of securities
     available for sale                                          4,087           101
    Proceeds from sales of securities available for sale
      and trading account securites                             29,367        21,906
    Principal collected on loans, net of originations          (25,779)       (7,207)
    Purchases of equipment                                         (81)         (494)
    Purchases of stock of FHLB of Indianapolis                    (578)           --
    Other                                                         (458)         (184)
                                                              --------      --------

        NET CASH USED BY INVESTING ACTIVITIES                  (12,674)      (10,319)
                                                              --------      --------

Cash Flows From Financing Activities:
    Change in deposits                                         (21,605)        9,493
    Proceeds from FHLB advances and other borrowings            53,996        51,818
    Repayment of FHLB advances and other borrowings            (43,911)      (51,378)
    Proceeds from issuance of common stock                         102           116
    Purchase and retirement of common stock                       (305)         (207)
    Payment of dividends on common stock                          (225)         (203)
    Change in advance payments by borrowers
     for insurance and taxes                                       365           152
                                                              --------      --------

        NET CASH PROVIDED (USED)
        BY FINANCING ACTIVITIES                                (11,583)        9,791
                                                              --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (7,726)       (6,491)

Cash and Cash Equivalents at Beginning of Period                20,294        25,099
                                                              --------      --------

Cash and Cash Equivalents at End of Period                    $ 12,568      $ 18,608
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

Note 2.  Earnings Per Share

1ST BANCORP has implemented Statement of Financial Accounting Standards 128, "Earnings per Share" (EPS) which is effective for fiscal periods ending after December 15, 1997. Accordingly, these amounts appear on the financial statements in this Quarterly Report on Form 10-Q. EPS have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the basic EPS computations was 1,089,395 and 1,090,962 for the three and nine months ended March 31, 1998, respectively. The weighted average number of shares for use in the dilutive EPS computations was 1,096,912 and 1,098,479 for the three and nine months ended March 31, 1998, respectively. The weighted average number of shares for use in the basic and dilutive EPS computations was 1,098,026 and 1,103,135 for the three and nine months ended March 31, 1997, respectively.

Note 3.  Stock Purchase Plans

The Corporation maintains an Employee Stock Purchase Plan (the "Plan") whereby full-time employees of First Federal Bank, A Federal Savings Bank (the "Bank"), First Financial Insurance Agency, Inc. ("First Financial"), and First Title Insurance Company ("First Title") can purchase the Corporation's common stock at a discount. The purchase price of the shares under the Plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. A total of 24,523 authorized but unissued shares were reserved for issuance under the Plan. A total of 5,613 shares were issued and purchased by employees in the first quarter of fiscal year 1998 for the fiscal 1997 plan year.

Note 4.  Stock Option Plan

The Corporation has a stock option plan under which 260,466 authorized but unissued shares of common stock were reserved. As of March 31, 1998, 26,775 incentive stock options were outstanding with certain key officers. An additional 2,961 shares remain reserved for future grant. All other options have been exercised or have expired.


Note 5.  Stock Repurchase Plan

In August 1996, the Board authorized the repurchase of up to 5% of the outstanding shares of common stock subject to market conditions, over a two year period which expires in August 1998. During the nine months ended March 31, 1998, 15,750 shares of common stock were repurchased.

Note 6.  Stock Split and Stock Dividend

On October 23, 1997, the Corporation declared a three-for-two stock split. The additional shares were issued on November 30, 1997, to shareholders of record as of November 15, 1997. All share and per share data have been adjusted to reflect the three-for-two stock split.

On December 18, 1997, the Board of Directors approved a 5% common stock dividend. The dividend was paid January 23, 1998 to shareholders of record as of January 9, 1998. All share and per share data have been adjusted to reflect the 5% stock dividend.

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

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

(a)  Financial Condition:

The Corporation's goal is to increase net interest income and become less reliant on non-interest items to provide profitability. To achieve this goal, the Corporation has targeted lower levels of cash and cash equivalents, smaller securities portfolios, and increased levels of loans as part of its asset/liability strategy to enhance the net interest margin. As a result, total assets have declined modestly during this time of restructuring the balance sheet. Total assets aggregated $259,562,000 at March 31, 1998, compared to total assets of $270,490,000 at June 30, 1997, a decrease of 4.04%.

Cash and cash equivalents aggregated $12,568,000 at March 31, 1998, compared to $20,294,000 at June 30, 1997. While this level is somewhat above targeted levels, it still however, represents a 38.07% reduction and is consistent with the Bank's asset/liability strategies. Securities held to maturity, which primarily consist of U.S. Agency securities, totaled $22,559,000, at March 31, 1998, compared to $44,065,000 at June 30, 1997, a 48.81% decline. The decline in the level of held to maturity securities resulted from the exercise of the call feature by the issuer of the securities. The cash generated from the call of the securities was used to primarily fund expansion of the loan portfolios and to allow brokered deposits to mature without renewal.

Investment securities available for sale increased to $18,973,000 at March 31, 1998, from $11,588,000 at June 30, 1997. The increase in the securities available for sale portfolio resulted from purchases of GNMA mortgage backed securities. The Bank's primary focus continues to be on expansion of the loan portfolio; however, the interest rate environment over the past few months of the fiscal year has precipitated increased loan prepayments and a significant level of the Bank's securities portfolio to be called by the issuer. Therefore, the levels of cash and cash equivalents during the quarter ended March 31, 1998 were increasing more quickly than the funds could be invested through loan originations. The GNMA mortgage backed securities typically provide a higher yield alternative than overnight deposits, can be used to meet regulatory liquidity requirements, have no credit risk, and are perceived to have slower prepayment rates than other Agency mortgage backed securities. There were no trading account securities at March 31, 1998 or June 30, 1997.

Net loans receivable (including loans held for sale) increased by $14,549,000, or 8.33%, to $189,158,000 at March 31, 1998, from $174,609,000 at June 30, 1997.
The increase in net loans receivable is attributable to residential mortgage loan production, an emphasis on the Bank's indirect auto lending program, and a lower level of mortgage loan sales. Growth occurred in the nonconforming and conforming residential mortgage loan portfolios and in the auto loan portfolio.

During the nine months ended March 31, 1998, the Bank funded $74.8 million of loans compared to $93.2 million of loans during the nine months ended March 31, 1997. The decrease in overall loan production was the result of the restructuring of the Bank's nonconforming loan origination network in the latter part of fiscal year 1997. All loan origination offices were closed except the Evansville, Indiana loan origination office and all administrative functions were transferred to the Bank's operations in Vincennes, Indiana. The restructuring was undertaken primarily as a cost reduction measure. The "Results of Operations" section of this Quarterly Report on Form 10-Q discusses the effectiveness of the cost reduction plan in additional detail.

During the nine months ended March 31, 1998, nonconforming residential mortgage lending constituted $23.2 million, or 31.0%, of total loans funded during the period compared with $57.6 million, or 61.8%, of total loans funded during the nine months ended March 31, 1997. Nonconforming residential loans, including those held for sale, increased to $80.4 million at March 31, 1998, compared to $66.5 million at June 30, 1997.

During the fourth quarter of fiscal year 1997, the Bank implemented an indirect auto lending program in its Vincennes, Indiana market area. Indirect auto loan fundings during the nine months ended March 31, 1998 totaled $7.4 million. The indirect auto loan portfolio totaled $6.7 million at March 31, 1998.

At March 31, 1998, nonaccrual loans, real estate owned ("REO"), and repossessed assets totaled $3,837,000, or 1.48% of total assets. This compares to $2,727,000 of nonaccrual loans, REO, and repossessed assets or 1.01% of total assets, at June 30, 1997. The upward trend in loan delinquencies is related to residential one-to-four family mortgage loans. Delinquencies have trended upward in both conforming and nonconforming mortgage loans. Loan quality continues to be of major importance to the Bank and strong efforts are being made to ensure loan quality. In an effort to mitigate potential losses and reduce non-performing assets, additional loan collection personnel have been hired, more stringent collection practices have been implemented, and certain higher risk lending programs have been discontinued. In addition, loan loss allowances have been increased to prepare for potential future losses in the portfolio.

The table below sets forth the amounts and categories of 1ST BANCORP's nonaccrual loans, REO, and repossessed assets for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on nonaccrual status when they become contractually past due more than 90 days.

                                                    March 31,      June 30,
                                                      1998            1997
                                                   --------------------------
Nonaccrual loans, REO, and repossessed assets:
     Nonaccrual loans                              $2,967,000      $2,330,000
     REO and repossessed assets (1)                   870,000         397,000
     Restructured loans                                    --              --
                                                   --------------------------
Total nonaccrual loans, REO,
     and repossessed assets                        $3,837,000      $2,727,000
Nonaccrual loans, REO and repossessed
     assets to total assets                              1.48%           1.01%

-------------
(1) Certain assets acquired through repossession, foreclosures, or deeds in lieu of foreclosure, which are included in the Consolidated Condensed Statements of Financial Condition as real estate owned and repossessed assets.

During the nine months ended March 31, 1998, the Bank established, through operations, provisions for loan losses totaling $300,000 compared to $170,000 during the same nine months of the prior year. The Bank's allowance for loan loss increased to $1,181,000 at March 31, 1998 from $1,158,000 at June 30, 1997.

Prepaid expenses and other assets decreased by $3,982,000 to $5,209,000 at March 31, 1998 from $9,191,000 at June 30, 1997. The decrease was primarily the result of the completion of a $4.1 million loan sale.

Deposits aggregated $122,711,000 at March 31, 1998 compared to $144,316,000 at June 30, 1997. The level of retail deposits has remained stable throughout fiscal year 1998. The $21,605,000, or 14.97% decline, resulted from the decreased use of brokered funds during the nine months ended March 31, 1998. The lower level of brokered deposits were partially offset by an increased level of Federal Home Loan Bank ("FHLB") advances. Advances have been a lower cost source of funds than brokered deposits during the fiscal year. FHLB advances and other borrowings increased by $10,085,000, or 10.06%, to $110,381,000 at March 31,
1998 compared to $100,296,000 at June 30, 1997. The overall reduction of borrowed funds and brokered deposits during the period correlated to the lower levels of cash and securities, and was a part of the Corporation's strategy of expanding the net interest margin and improving profitability.

Accrued expenses and other liabilities declined modestly to $1,840,000 at March 31, 1998, compared to $2,047,000 at June 30, 1997. Advance payments by borrowers for taxes and insurance increased to $669,000 at March 31, 1998 compared to $304,000 at June 30, 1997. The fluctuation in this category was due to timing differences that occurred in the normal course of business. Accrued interest payable on deposits decreased to $544,000 at March 31, 1998, from $1,194,000 at June 30, 1997. The fluctuation in this category resulted from the reduced level of brokered deposits.

The Corporation acquired the assets of an existing independent title and abstract company during the quarter ended March 31, 1998. The assets of the acquired company were merged into the previously inactive subsidiary, First Title Insurance Company. First Title underwrites for Chicago Title Insurance Company, Ticor Title Insurance Company, and Stewart Title Guaranty Company. The limited operations by First Title during the quarter ended March 31, 1998 did not have a material impact of the financial statements of the Corporation for the three or nine months ended March 31, 1998, however, First Title was profitable in its initial month of active operation.

(b)  Results of Operations:

During the three months ended March 31, 1998, 1ST BANCORP's net earnings increased to $559,000, or $0.51 per share, compared to net income of $540,000, or $0.49 per share, for the three months ended March 31, 1997. During the nine months ended March 31, 1998, 1ST BANCORP net earnings totaled $1,451,000, or $1.32 per share, compared to $285,000, or $0.26 per share, for the nine months ended March 31, 1997. Net earnings for the nine months ended March 31, 1997 were negatively affected by the special one-time assessment for the recapitalization of the SAIF.

The increased earnings for the three and nine months ended March 31, 1998 as compared to the three and nine months ended March 31, 1997, were a reflection of the Corporation's shift to more emphasis on the net interest margin and less reliance on non-interest income. Also significantly contributing to the improved earnings was a substantial decline in non-interest expenses. This decline is largely attributable to the restructuring of the Bank's nonconforming loan operations during the latter part of fiscal year 1997.

Net interest income before provision for loan losses remained relatively constant at $1,641,000 during the three months ended March 31, 1998, as compared to $1,694,000 during the three months ended March 31, 1997. However, the net interest margin increased to 2.76% for the three months ended March 31, 1998 as compared to 2.64% for the three months ended March 31, 1997. The net interest margin increased primarily as a result of an increased yield on earning assets and a stable cost of funds compared with the same period of the prior fiscal year. The modest decline in the net interest income was a result of a lower level of interest earning assets. The Bank's asset/liability strategy during fiscal year 1998 of retaining more mortgage loan production in portfolio and targeting lower levels of cash and securities has resulted in a lower average level of interest earning assets and interest bearing liabilities.

Net interest income before provision for loan losses increased to $4,806,000 for the nine months ended March 31, 1998, compared to $4,660,000 during the nine months ended March 31, 1997. The net interest margin increased to 2.63% for the nine months ended March 31, 1998 as compared to 2.45% for the nine months ended March 31, 1997. The increased level of net interest income was the result of the expanded net interest margin.

To achieve the increased net interest margin, high-quality, high-yielding nonconforming mortgage loans were placed in portfolio and the Bank implemented an indirect auto loan program in its local market to provide a source of consumer credit. The Bank's asset/liability strategy during fiscal year 1998 of retaining more mortgage loan production in portfolio and targeting lower levels of cash and securities has resulted in a lower average level of interest earning assets. Despite the lower average interest earning assets, the efforts to increase the net interest margin have been successful in increasing net interest income.

As previously stated, the Bank has placed into portfolio "A+", "A" and "B+" rated nonconforming residential mortgage loans and implemented an indirect auto loan program. To recognize the risk associated with such loans, provisions for loan losses have been increased. During the three and nine month periods ended March 31, 1998, provisions for loan losses have aggregated $120,000 and $300,000, respectively, as compared to loan loss provisions of $84,000 and $170,000, respectively, during the same periods of the previous fiscal year.

Non-interest income for the three months ended March 31, 1998 totaled $609,000 compared to $631,000 for the three months ended March 31, 1997. Non-interest income for the nine months ended March 31, 1998 totaled $1,375,000 compared to $2,312,000 for the nine months ended March 31, 1997. The lower level of non-interest income resulted primarily from a lower level of loan sales and a corresponding decreased gain on sales of loans.

The reduction in loan sales is a part of the Bank's asset/liability management strategy to enhance the net interest margin by retaining a larger portion of its mortgage loan production in portfolio. The gain on sales of mortgage loans totaled $289,000 and $455,000 during the three and nine months ended March 31, 1998, compared to $392,000 and $1,593,000 during the same periods of the prior year. The decline in the gain on sales of loans for the three and nine months ended March 31, 1998 resulted from a lower volume of loan sales. Loan sales totaled $15.0 million and $28.1 million during the three and nine month periods ended March 31, 1998, compared to $16.5 million and $57.5 million for the same periods of the prior fiscal year.

Other non-interest income increased to $228,000 and $637,000 for the three and nine months ended March 31, 1998 compared with $172,000 and $478,000 during the three and nine months ended March 31, 1997. The increase is attributable to additional income from the insurance operations of First Financial Insurance Agency, Inc. The additional insurance income was due in part to the purchase of the book of business of an existing independent insurance agency in December 1996. The book of business was merged with the existing customer base of First Financial. As a result of the acquisition, First Financial operates a full service insurance office in Princeton, Indiana in addition to its office in Vincennes, Indiana.

Non-interest expense totaled $1,338,000 for the three months ended March 31, 1998, compared to $1,707,000 for the three months ended March 31, 1997. The restructuring of the Bank's nonconforming loan operations near the end of fiscal year 1997 resulted in the lower level of non-interest expenses for the three months ended March 31, 1998 as compared to the prior year. Non-interest expense totaled $3,873,000 for the nine months ended March 31, 1998, compared to $6,705,000 for the nine months ended March 31, 1997. The nonconforming loan operation restructuring combined with the one-time SAIF assessment in the first quarter of fiscal year 1997 resulted in the lower level of non-interest expenses for the nine months ended March 31, 1998 compared with the same period of the prior year.

On September 30, 1996, the federal government mandated an industry wide assessment to recapitalize the SAIF, which is a part of the FDIC. The special assessment was charged to savings associations with insured deposits by the SAIF. The assessment was calculated at 0.657% of insured deposits as of March
31, 1995. The Bank's portion of the assessment was $1,330,000 and was included in non-interest expense for the first quarter of fiscal 1997. Federal insurance premiums and special assessments totaled $42,000 and $124,000 for the three and nine months ended March 31, 1998, compared with $40,000 and $1,549,000 for the three and nine months ended March 31, 1997.

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

Compensation and employee benefits expense declined to $752,000 and $2,118,000 for the three and nine months ended March 31, 1998 compared to $1,010,000 and $2,995,000 for three and nine months ended March 31, 1997. Net occupancy expense declined to $150,000 and $405,000 for the three and nine months ended March 31, 1998 compared to $185,000 and $545,000 for the three and nine months ended March 31, 1997. Finally, other non-interest expense declined to $394,000 and
$1,226,000 for the three and nine months ended March 31, 1998 compared to $472,000 and $1,616,000 for the three and nine months ended March 31, 1997. These declines in operating expenses resulted from a reduced number of employees, fewer office facilities, and generally lower administrative expenses which are attributable to the restructuring of the nonconforming loan operations.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum core capital ratio of 3 percent. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At March 31, 1998, the Bank met all current capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1998:

                                 Tangible          Core            Risk-Based
                                  Capital         Capital           Capital
                                ----------------------------------------------
Regulatory Capital              $22,041,000      $22,041,000      $22,741,000
Minimum Capital Requirement       3,892,000        7,784,000       11,963,000
                                ----------------------------------------------
Excess Capital                  $18,149,000      $14,257,000      $10,778,000

Regulatory Capital Ratio               8.50%            8.50%           15.21%
Required Capital Ratio                 1.50%            3.00%            8.00%

During the quarter ended March 31, 1998, 1ST BANCORP paid a $0.067 cash dividend per share. This is the twenty second consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $20,583,000 in loan commitments and $1,924,000 of loans in process outstanding at March 31, 1998. The majority of these commitments are expected to be funded within the three month period ending June 30, 1998. At March 31, 1998, the Bank had $241,000 in outstanding commitments to sell mortgage loans. The Bank maintains liquidity of at least 4% of net withdrawable assets as required by current liquidity regulations. The average regulatory liquidity ratio for the month ended March 31, 1998 was 5.80%.

A Year 2000 Committee (the "Committee") has been established by the Corporation consisting of directors, officers, and employees of the Corporation to address problems which could arise from the forthcoming Year 2000 rollover. The Committee is charged with providing regular reports to the Board of Directors detailing progress in this area. Based on progress by the Committee to date, it is not anticipated that the Year 2000 rollover will present material financial or operational burdens for the Corporation.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Neither 1ST BANCORP nor its subsidiaries is involved in any material legal proceedings, other than routine proceedings occurring in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

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

        Exhibit 3b Restated Code of By-Laws of Registrant (incorporated by reference to Exhibit 3b to Registrant's Form 10-K for the year ended June 30, 1994)

        Exhibit 27    Financial Data Schedule

b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               1ST BANCORP


Date: May 13, 1998                             By:  /s/   C. James McCormick
                                               -----------------------------
                                               C. James McCormick, Chairman
                                               and Chief Executive Officer


Date: May 13, 1998                             By:  /s/   Frank D. Baracani
                                               ----------------------------
                                               Frank D. Baracani, President


Date: May 13, 1998                             By:  /s/   Mary Lynn Stenftenagel
                                               ---------------------------------
                                               Mary Lynn Stenftenagel,
                                               Secretary-Treasurer and
                                               Chief Accounting Officer