Form 10-K
period 1998-06-30
FIRST BANCORP /IN/
filed 1998-09-29
CIK 840458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Para. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |X|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $33,353,982 as of September 11, 1998.

Number of shares of Common Stock outstanding as of September 11, 1998: 1,096,189

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1998 are incorporated into Part II.

                                   1ST BANCORP

                                    FORM 10-K

                                      INDEX

                                                                        Page No.

Forward Looking Statement......................................................3

Part I

Item  1.  Business.............................................................3

Item  2.  Properties...........................................................6

Item  3.  Legal Proceedings...................................................36

Item  4.  Submission of Matters to a Vote of Security Holders.................36

Item  4.5 Executive Officers of the Corporation...............................37

Part II

Item  5.   Market for Registrant's Common Equity and Related
             Shareholder Matters..............................................38

Item  6.   Selected Financial Data............................................38

Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................38

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........38

Item  8.   Financial Statements and Supplementary Data........................40

Item  9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................40

Part III

Item 10.  Directors and Executive Officers of the Registrant..................41

Item 11.  Executive Compensation..............................................43

Item 12.  Security Ownership of Certain Beneficial Ownership and Management...46

Item 13.  Certain Relationships and Related Transactions......................47

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....48

Signatures....................................................................49

This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; the deterioration in the financial strength of the Corporation's loan customers; or the announced acquisition by German American Bancorp.

                                     PART I

Item 1.  Business

General

        1ST BANCORP, an Indiana corporation (the "Corporation" or "1ST BANCORP"), is a nondiversified, unitary savings and loan holding company. The principal asset of the Corporation is the outstanding stock of First Federal Bank, A Federal Savings Bank, ("First Federal" or the "Bank") and the Bank's subsidiary, Financial Services of Southern Indiana Corporation. Other subsidiaries of the Corporation include First Financial Insurance Agency, Inc. ("First Financial"), a full service insurance agency, and First Title Insurance Company ("First Title"), which provides title search services, underwrites mortgage title insurance, and provides mortgage loan closing services.

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

        First Federal offers a full range of banking services through its two banking offices located in Vincennes, Indiana. Additionally, the Bank operates one loan origination office in Evansville Indiana. During fiscal year 1997, the Bank closed loan origination offices in Indianapolis, Indiana, Louisville, Kentucky, and suburbs of Cincinnati, Cleveland, and Dayton, Ohio. The office closures were undertaken to centralize all administrative loan functions in the Vincennes offices, to afford more standardized procedures and controls, and to decrease overhead expenses in the nonconforming loan operations.

        The Bank's principal market area is Knox County in Indiana. The Bank's deposits are obtained primarily from persons who are residents of its primary market area. However, to supplement local deposits, the Bank also makes use of brokered deposits which range in original maturity from one to five years with rates ranging from 5.7% to 6.3%. The program serves as an alternative source of funds to complement the borrowing program and retail savings programs offered in the Bank's local market. The brokered funds enable the Bank to manage maturities of its deposits in its effort to manage interest rate risk.

        During the third quarter of fiscal year 1998, the Corporation acquired the assets of an existing independent title and abstract company. The assets of the acquired company were merged into the previously inactive subsidiary, First Title Insurance Company. First Title sells title insurance as an agent for Chicago Title Insurance Company, Ticor Title Insurance Company, and Stewart Title Guaranty Company.

        First Financial operates full service insurance offices in Vincennes and Princeton, Indiana. During fiscal year 1997, First Financial purchased the book of business of an existing independent insurance agency. The book of business was merged with the existing customer base of First Financial and resulted in the establishment of First Financial's Princeton office.

        On August 5, 1998 1ST BANCORP and German American Bancorp ("German American") jointly announced the signing of a definitive agreement (the "Agreement") pursuant to which the Corporation will be merged with and into German American (the "Merger"). The Agreement provides that upon the effective date of the Merger , the shareholders of the Corporation would receive shares of common stock of German American with an aggregate value of $57,120,000 based on market prices during a period of 15 days ending on the second trading date before closing). If the German American share price is less than $28 per share or more than $33 per share during the valuation period, however, then the number of shares to be issued in the transaction will be based on a minimum or maximum share price, as the case may be of $28 or $33. Accordingly, to the extent that German American's share price during the valuation period is less than $28 or more than $33, then the market value of the transaction could vary from the targeted value.

        Based on the current number of the Corporation's shares outstanding and assuming the exercise of stock options for 29,679 shares held by employees and directors of the Corporation prior to the closing of the merger, each share of the Corporation's common stock would be exchanged for German American stock with a value equal to approximately $50.94.

        The Corporation has also signed a Stock Option Agreement with German American, giving German American an option to purchase up to 19.9% of the Corporation's outstanding shares, exercisable at $50.94 per share upon occurrence of certain events that create the potential for another party to acquire control of the Corporation.

Lending Activities

        General

        First Federal has traditionally concentrated its lending activities on first mortgage loans secured by residential property. Typically these loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veteran's Administration ("VA"). At June 30, 1998, First Federal's net loan portfolio aggregated $185.3 million, representing 71.2% of total assets at that date. This compares to the Bank's net loan portfolio of $146.8 million at June 30, 1997 representing 54.3% of total assets.

        The Bank has historically concentrated on the origination and purchase of conforming conventional mortgage lending. This market is represented by loans conforming to documentation and underwriting standards dictated by the Federal Home Loan Mortgage Corporation ("Freddie Mac" or "FHLMC") and the Federal National Mortgage Association ("Fannie Mae" or "FNMA"). The Bank continues to originate conforming loan product but in the past four fiscal years has also concentrated on the origination of nonconforming mortgage loans. Nonconforming loans meet alternative documentation and underwriting requirements dictated by a secondary market made up of companies other than FHLMC and FNMA. Such loans are made to a broader customer base and are graded "A" through "D." Creditworthiness, collateral, equity, and other factors are weighed in the grading of the nonconforming loans and interest rates charged are commensurate with risk.

        The Bank offers both fixed rate mortgage and adjustable rate mortgage ("AML") loans. In addition to residential real estate lending, as part of its asset and liability management strategy, First Federal continues its lending activities in other shorter-term interest rate sensitive loans, including consumer loans, which accounted for 11.9% of the total loan portfolio at June 30, 1998 as compared to 8.7% of the total loan portfolio at June 30, 1997.

        The following table (which excludes the loans held for sale portfolio) sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:


                                                                                         At June 30,
                                                       ----------------------------------------------------------------------------
                                                            1998            1997            1996            1995            1994
                                                       ----------------------------------------------------------------------------
                                                                                       (in thousands)
Real estate loans:
     Mortgage                                              $163,457        $135,189        $141,247        $181,676        $153,251
     Construction                                             4,501           2,038           2,171           7,364          12,460
Consumer loans                                               17,147           7,277           5,839          10,203           9,285
Other Loans                                                   4,986           5,471           4,171           6,859           6,775
                                                       ----------------------------------------------------------------------------
                                                            190,091         149,975         153,428         206,102         181,771
                                                       ----------------------------------------------------------------------------

Undisbursed loans funds                                     (3,475)         (1,536)         (1,297)         (3,038)         (7,707)
Deferred loan fees and unamortized
     premiums and discounts, net                                139           (441)           (486)           (367)           (430)
Allowance for loan losses                                   (1,465)         (1,158)           (896)           (878)           (817)
                                                       ----------------------------------------------------------------------------
                                                            (4,801)         (3,135)         (2,679)         (4,283)         (8,954)
                                                       ----------------------------------------------------------------------------

Net loans receivable                                       $185,290        $146,840        $150,749        $201,819        $172,817
                                                       ============================================================================



        Contractual Maturities of Loans

        The following table summarizes the contractual maturities of First Federal's loan portfolio due for the fiscal periods indicated as of June 30, 1998 by type of loan:



               Principal Repayments Contracturally Due During the
                  Fiscal Periods Indicated as of June 30, 1998




                                                          More         More         More         More         More
                             Balance                     than 1       than 2       than 3       than 5      than 10
                          Outstanding at    One Year     Year to     Years to     Years to     Years to     Years to    More than
                           June, 30 1998     or less     2 Years      3 Years      5 Years     10 Years     15 Years     15 Years
                          --------------------------------------------------------------------------------------------------------
Real estate loans:
         Mortgage          $163,457         $4,349      $4,728       $5,141      $11,664      $39,304      $47,859      $50,412
         Construction         4,501          4,501           -            -                         -            -            -
Consumer and Other Loans     22,133          1,982       2,167        2,369        5,424       10,191            -            -
                          ------------------------------------------------------------------------------------------------------
         Total             $190,091        $10,832      $6,895       $7,510      $17,088      $49,495      $47,859      $50,412
                          ======================================================================================================

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

        Adjustable- and Fixed-Rate Loans

        The following table sets forth by type of loan the amount of First Federal's fixed-rate loans and adjustable rate mortgage loans ("AML") included in its gross loans receivable:

                                                                                 At June 30,
                                                  ---------------------------------------------------------------------------
                                                     1998            1997            1996            1995            1994
                                                  ---------------------------------------------------------------------------
                                 (in thousands)

One-to-Four Family Residential Mortgage Loans
     Fixed Rates                                     $84,776         $67,310         $54,212         $71,772         $64,294
     Adjustable Rates                                 75,638          60,767          81,051         107,849          92,492
                                                  ---------------------------------------------------------------------------
                             Total                  $160,414        $128,077        $135,263        $179,621        $156,786

Commercial Real Estate Loans
     Fixed Rates                                       3,970           5,901           3,511           2,996           4,062
     Adjustable Rates                                  3,574           3,249           4,644           6,423           4,863
                                                  ---------------------------------------------------------------------------
                             Total                    $7,544          $9,150          $8,155          $9,419          $8,925

Total Real Estate Loans
     Fixed Rates                                      88,746          73,211          57,723          74,768          68,356
     Adjustable Rates                                 79,212          64,016          85,695         114,272          97,355
                                                  ---------------------------------------------------------------------------
                             Total                  $167,958        $137,227        $143,418        $189,040        $165,711

Consumer & Other Loans
     Fixed Rates                                      17,153           8,168           6,671          11,438          10,011
     Adjustable Rates                                  4,980           4,580           3,339           5,624           6,049
                                                  ---------------------------------------------------------------------------
                             Total                   $22,133         $12,748         $10,010         $17,062         $16,060

Total Loans Receivable
     Fixed Rates                                     105,899          81,379          64,394          86,206          78,367
     Adjustable Rates                                 84,192          68,596          89,034         119,896         103,404
                                                  ---------------------------------------------------------------------------
                             Total                  $190,091        $149,975        $153,428        $206,102        $181,771

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

        The Bank also continues to be an originator of fixed rate mortgage loans. Fixed rate residential mortgage loans currently originated by the Bank generally are made with 15 and 30 year amortization schedules. The Bank also originates fixed-rate residential mortgages with balloon payments, with the balloon payment being due generally in five or seven years.

        A portion of the conforming fixed rate and adjustable rate residential mortgage loans currently being originated and purchased by First Federal are sold to FHLMC. These loans are typically sold with the servicing rights retained by the Bank. The highest quality nonconforming loans are being retained in portfolio in order to enhance the Bank's net interest margin. However, a portion of the nonconforming mortgage loans are also sold on a non-recourse basis in the nonconforming secondary market. The nonconforming loans are typically sold with the servicing rights released.

        Of the $118.1 million loans originated and purchased in fiscal year 1998, $37.5 million were nonconforming mortgage loans. This compares to the origination and purchase of $70.2 million of nonconforming mortgage loans of the total $117.0 million loan originated and purchased during fiscal year 1997. The lower volume of nonconforming loans in fiscal year 1998 compared with fiscal year 1997 is a result of the restructure of the Bank's loan origination network in the latter part of fiscal year 1997. At June 30, 1998, $85.9 million nonconforming loans were included in the loan portfolio as compared to $66.5 million in portfolio at June 30, 1997. The increased level of nonconforming loans in portfolio is an integral part of the Bank's strategy to expand its net interest margin in an orderly manner.

        The Bank also originates second mortgages, the majority of which are on real estate in which it also holds the first mortgage. The loans have either adjustable rate or fixed rate features with terms similar to first mortgage loans. The second mortgage, when combined with the balance of the first mortgage, normally does not exceed 90% of the value of the real estate. During fiscal year 1997, the Bank discontinued a program of granting second mortgage loans up to 100% of appraised value. The program was discontinued due to the inherent credit risk associated with that type of lending. The Bank offers 100% financing programs with the first mortgage retained by the Bank, and a concurrent second mortgage being closed and retained by another lender.

        First Federal offers residential construction loans to both individuals and builders. The Bank normally grants a commitment for permanent financing concurrent with the origination of the construction loan. Such commitments are generally market rate commitments and require the borrower to satisfy the Bank's normal underwriting criteria at the time the loan is made. Terms are similar to those established for other first mortgage loans. Interest rates are generally adjustable and are set at the time of the origination of the construction loan. In the case of an AML, the construction period is included in the time frame upon which the interest rate adjustment is based.

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

        Under policies adopted by the Bank's Board of Directors, the Bank limits the loan-to-value ratio to 100% on residential mortgage loans. The Bank generally requires all conforming loans with loan-to-value ratios in excess of 80% to carry private mortgage insurance which insures First Federal against default on a portion of the principal amount of the loan. Nonconforming mortgage loans generally may not exceed 85% of the value of the secured property. Commercial real estate loans generally may not exceed 75% of the value of the secured property. Construction loans generally may not exceed 80% of the value of the secured property and generally are made for 80% or less of the appraised value of the property upon completion.

        It is the Bank's policy to obtain title insurance policies insuring that First Federal has a valid lien on mortgaged real estate. Borrowers also must obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies.

        Commercial Real Estate Loans

        At June 30, 1998, First Federal's commercial real estate loan portfolio (including loans secured by nonresidential property, land, and five or more dwelling units) aggregated $7.5 million, or 4.0% of the total loan portfolio. During the early 1980s, First Federal originated and purchased a number of commercial real estate loans. Such activity has been very limited in the past several years. Land development loans are generally limited to less than 75% of the market value of the improved land and are granted as revolving lines of credit. Interest rates generally are 2% above the prime rate, recalculated on a monthly basis. As lot sales occur, the Bank generally requires a payment equal to 75% of the gross sale proceeds. The land development loans have been granted in communities currently or previously served by various First Federal offices.

        Consumer Lending

        The Bank also originates consumer loans, which include savings account loans, student loans, automobile loans, property improvement loans, home equity loans, mobile home loans, credit card loans, and other secured and unsecured consumer loans. At June 30, 1998, such loans constituted $22.1 million, or 11.6% of the total loan portfolio.

         The maximum term of automobile loans is generally five years, with the rate and term dependent upon whether the vehicle is new or used. During the fourth quarter of fiscal year 1997, the Bank initiated an indirect auto lending program through a selected number of new and used automobile dealers in its primary market area. The indirect auto lending program serves to augment the traditional auto lending program of the Bank. Terms are similar for the traditional and indirect auto loan programs. Indirect auto loan fundings during fiscal year 1998 totaled $10.0 million. The indirect auto loan portfolio totaled $8.5 million at June 30, 1998.

        Home equity loans are variable rate and are treated as revolving lines of credit. At June 30, 1998, home equity loans aggregated $4.6 million, available balances averaged $10,300, and approved credit line balances averaged $19,900. Savings account loans generally do not exceed 90% of the savings account balance which collateralizes the loan and demand an interest rate generally equal to 2.0% above the rate paid on the savings account.

        Origination, Purchase and Sale of Loans and Participations

        As a federally-chartered savings institution, First Federal has general authority to make real estate loans secured by properties located throughout the United States. Through its loan origination office network, the Bank's lending market was expanded beyond its traditional areas. However, at June 30, 1998, a majority of First Federal's total loans receivable were secured by real estate located in central and southern Indiana and southern Illinois.

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

        Historically, conforming mortgage loans have been originated by the Bank primarily through referrals from real estate brokers, builders and walk-in customers, as well as through refinancing for existing customers. The Bank carefully monitors interest rates in its market areas and believes that it is competitive in such areas. First Federal continues to obtain its market share of loans in its primary market area. In addition, through mortgage banking services, additional loans are granted in other communities. The mortgage banking services for the past four fiscal years have been primarily concentrated in the nonconforming loan markets. However, during fiscal year 1998 conforming mortgage banking operations increased.

        During fiscal 1998, the Bank originated $85.7 million of residential real estate loans (including construction loans) as compared to $104.7 million of residential real estate loans in 1997 and $132.2 million of residential real estate loans in 1996. The decreased volume during fiscal 1998 was primarily a decline in nonconforming mortgage loan originations which resulted largely from the closure of the Bank's loan origination offices in fiscal 1997. The decreased volume of residential real estate loan originations during fiscal 1997 compared with fiscal 1996 resulted from reduced retail conforming loan originations. The decreased conforming loan originations were largely attributable to the sale of two retail banking branches in Tipton and Kokomo, Indiana during December 1995 (the "Branch Sales"). In addition, the decline was attributable to the general economic conditions which depressed loan activity in the Bank's primary lending area during fiscal 1997.

        During fiscal year 1998, $13.3 million in loans were purchased through a wholesale correspondent network compared with $2.0 million purchased during fiscal year 1997. The increase in loans purchased from correspondents was designed to replace a portion of the decreased loan production due to the closure of the majority of the Bank's loan origination offices in fiscal year 1997. The loans purchased in fiscal year 1998 included conforming and nonconforming loans.

        During 1998, the Bank sold $46.1 million in conforming loans to FHLMC as compared to the sale of $32.1 million in loans to FHLMC in fiscal year 1997. The Bank continues to service most of the loans sold in fiscal 1998 and retains a portion of the interest received (.250% to .375%) as a servicing fee. A total of $871,000 in FHA/VA loans were sold to private investors during fiscal year 1998 as compared with $6.4 million in fiscal year 1997. These loans were sold servicing released. An aggregate of $8.2 million in nonconforming loans were sold to various investors during fiscal 1998 as compared to $37.7 million in nonconforming loan sales in fiscal 1997. These loans were sold servicing released. The decline in nonconforming loan sales is a part of the Bank's asset/liability strategy to enhance the net interest margin by retaining a larger portion of its mortgage loan production in portfolio.

        The following table shows total loan originations, purchases, sales and repayment activities (including loans held for sale) of the Bank during the periods indicated:


                                                                     Years Ended June 30,
                                                         ---------------------------------------
                                                            1998           1997           1996
                                                         ---------------------------------------
                                                                         (in thousands)
Loans Originated
         Real estate loans
                 Construction (1)                        $   2,663      $   3,623      $  15,466
                 Land                                           --             --             --

                 Loans for purchase or refinance of existing property:
                     One-to-four units                      83,019        101,047        116,783
                     Over four units                            --             --             --
                 Commercial                                  1,485            383            215
         Consumer loans (2)
                                                            17,665          9,926         12,394
                                                         ---------------------------------------

                 Total loans originated                  $ 104,832      $ 114,979      $ 144,858



Participations and whole loans purchased                 $  13,274      $   2,042      $  27,583

Participations and whole loans sold                      ($ 55,096)     ($ 76,202)     ($161,421)
Loan principal repayments                                  (48,214)       (35,093)       (50,208)
                                                         ---------------------------------------

Change in loan portfolio                                 $  14,796      $   5,726      ($ 39,188)
                                                         =======================================

--------------------------------------

(1)  Construction loans originated are predominantly residential.

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


                                               1998        1997         1996
                                           ----------------------------------
                                                       (in thousands)

Loan origination, commitment
         fees and service fees earned
         during the year ended June 30          $91        $137         $140

Net deferred loan origination and
         commitment fees on mortgage
         loans at end of year                   $47        $476         $611

Purchased and originated mortgage
         servicing rights at end of year      $1,012       $819         $591

Asset Quality

        Collection Practices

        When a borrower fails to make a required payment on a mortgage loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower and seeking payment. Contacts are generally made after a conforming mortgage loan payment is more than 16 days past due and a late charge is assessed at such time for conforming mortgage loans. In the case of nonconforming mortgage loans, contact is generally made after a payment is five days past due. For nonconforming loans, as with conforming loans, late charges are assessed at which time a payment is more than 16 days past due. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full, or refinanced, the property is sold pursuant to statutory requirements after obtaining a judgment of foreclosure from the appropriate court. The property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted by federal regulations to finance the sales of these properties by loans or contracts to facilitate the sale of real estate owned, which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards.

        When a borrower fails to make a required payment on a consumer loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower and seeking payment. Contacts are generally made after a consumer loan is more than 10 days past due and a late charge is assessed at such time. If the delinquency is not cured, the Bank will institute measures to remedy the default. The remedies include repossession of the non-real estate collateral, foreclosure action for loans secured by mortgages, and/or pursuing default judgments against the borrower. In the case of the Bank's auto loan programs, if the delinquency exceeds 45 days and is not cured through the Bank's normal collection procedures, the Bank will generally initiate action to repossess the collateral. The Bank then holds the property for 10 days to allow the borrower to redeem the collateral. If there is no borrower redemption, the property is included in the bank's repossessed assets account until it is sold.

        Nonaccrual Loans, Real Estate Owned, and Repossessed Assets

        At June 30, 1998, nonaccrual loans, real estate owned, and repossessed assets totaled $4.4 million, or 1.70% of total assets. Overall, the upward trend in nonaccrual loans is attributable to residential one-to-four family mortgage loans. In particular, the Bank's nonconforming loan delinquencies have increased. Over the past four fiscal years the Bank has expanded its residential one-to-four family nonconforming loan portfolio to increase its net interest margin. While the larger nonconforming loan portfolio has been successful in expanding the net interest margin, the credit risk associated with these loans has contributed to the increased level of delinquencies, nonaccrual loans, and real estate owned.

        Loan quality continues to be of major importance to the Bank and strong efforts are being made to ensure loan quality. In an effort to mitigate potential losses and reduce non-performing assets additional loan collection personnel have been hired, more stringent collection practices have been implemented, and the 100% nonconforming second mortgage loan program was discontinued. In addition, loan loss allowances have been increased to prepare for potential future losses in the loan portfolio.

        The table below sets forth the amounts and categories of First Federal's nonaccrual loans and real estate owned for the last five years. It is the policy of the Bank to review loans regularly and loans are placed on nonaccrual status when the loans become contractually past due more than 90 days.


                                   At June 30,
                                              -------------------------------------------------------------------------
                                                  1998            1997            1996            1995            1994
                                              -------------------------------------------------------------------------
                             (Dollars in thousands)
Nonaccrual loans and real estate owned:
Non-accrual loans (1)                           $3,491          $2,330            $846            $400          $1,635
Real estate owned and repossessed assets (2)       930             397             177             145             160
Restructured loans                                   -               -               -               -               -
                                              -------------------------------------------------------------------------

Total nonaccrual loans and real estate owned    $4,421          $2,727          $1,023            $545          $1,795
Nonaccrual loans and real estate owned to
   total assets                                   1.70%           1.01%           0.39%           0.17%           0.71%

------------

(1) Approximately $320,000 in gross interest income would have been recorded in the year ended June 30, 1998 if the loans had been current in accordance with their original terms and had been outstanding throughout the year, or since origination if held for part of the period. Approximately $161,000 in interest income was actually recognized in the year.

(2) Troubled loans acquired through repossession, foreclosure, or deed-in-lieu of foreclosure are included in the Statement of Financial Condition as real estate owned.



        Loss and Delinquency Experience

        During the year ended June 30, 1998, the Bank realized net charge-offs on loans aggregating $448,000. At June 30, 1998, 1.06% of the outstanding principal balance of loans in the Bank's portfolio was delinquent between 61 and 90 days and 1.88% was delinquent 91 days or more. The Bank's loss experience on its loan portfolio for the years shown is summarized in the following tables:




                                              Year Ended June 30,
                                 --------------------------------------------
                                     1998            1997            1996
                                 --------------------------------------------
                                            (Dollars in thousands)
Loans receivable, net              $185,290        $146,840        $150,749
Net losses (charge-offs)               $448            $111             $65
Percent delinquent 61 days
   or more at end of year              2.94%           2.67%           1.76%

Total dollar amount
   foreclosed                        $1,375            $686            $180
Percent foreclosed                     0.74%           0.47%           0.12%



                    Analysis of the Allowance for Loan Losses


                                                                   Year Ended June 30,
                                        -----------------------------------------------------------------------------
                                          1998            1997            1996            1995            1994
                                        -----------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Balance at beginning of year              $1,158            $896            $878            $817            $892

Charge-offs
   Loans
      Real estate mortgages                  389              81              30              15             138
      Consumer loans                          72              38              52              32              23

Recoveries
   Loans
      Real estate mortgages                    2               1              13              -                1
      Consumer loans                          11               7               4               8              10
                                          -----------------------------------------------------------------------

Net charge-offs                              448             111              65              39             150

Provisions charged to operations             755             373              83             100              75
                                          -----------------------------------------------------------------------

Balance at end of year                    $1,465          $1,158            $896            $878            $817

                                          =======================================================================

Ratio of net charge-offs during the
year to average loans outstanding
during the year                             0.27%           0.07%           0.04%           0.04%           0.09%


        Additional information regarding the allowance for loan losses is as follows:

                                                                                   At June 30, 1998
                                              -------------------------------------------------------------------------------------
                                                                    % of Loans in                                    Allowance as a
                                                Amount of         Each Category to            Allowance as a           % of Loans
                   Type of Loan                 Allowance         Loans Receivable            % of Loan Type           Receivable
-----------------------------------------     --------------   ------------------------   ---------------------   -----------------
                                                                                (Dollars in thousands)
One-to-Four Family Mortgage Loans                   $773                84.39%                     0.48%                   0.41%
Commercial Real Estate Loans                         492                 3.97%                     6.52%                   0.26%

Consumer & Other Loans                               200                11.64%                     0.90%                   0.11%
                                         ----------------   -------------------                             ---------------------
                                                  $1,465               100.00%                                             0.78%

                                                                                At June 30, 1997
                                           ----------------------------------------------------------------------------------------
                                                                 % of Loans in                                      Allowance as a
                                             Amount of         Each Category to            Allowance as a             % of Loans
                   Type of Loan              Allowance         Loans Receivable            % of Loan Type             Receivable
-----------------------------------------  --------------   ------------------------   -----------------------   ------------------

                                                                             (Dollars in thousands)

One-to-Four Family Mortgage Loans                   $520               85.31%                 0.41%                      0.35%
Commercial Real Estate Loans                         508                6.19%                 5.47%                      0.34%
Consumer & Other Loans                               130                8.50%                 1.02%                      0.09%
                                         ----------------   ------------------                              -----------------
                                                  $1,158              100.00%                                            0.78%


                                                                                At June 30, 1996
                                           ----------------------------------------------------------------------------------------
                                                                 % of Loans in                                      Allowance as a
                                             Amount of         Each Category to            Allowance as a             % of Loans
                   Type of Loan              Allowance         Loans Receivable            % of Loan Type             Receivable
-----------------------------------------  --------------   ------------------------   -----------------------   ------------------

                                                                             (Dollars in thousands)

One-to-Four Family Mortgage Loans                   $267             88.16%                     0.20%                   0.17%
Commercial Real Estate Loans                         536              5.32%                     6.57%                   0.35%
Consumer & Other Loans                                93              6.52%                     0.93%                   0.06%
                                         ----------------   ----------------                             ---------------------
                                                    $896            100.00%                                             0.58%




                                                                                At June 30, 1995
                                           ----------------------------------------------------------------------------------------
                                                                 % of Loans in                                      Allowance as a
                                             Amount of         Each Category to            Allowance as a             % of Loans
                   Type of Loan              Allowance         Loans Receivable            % of Loan Type             Receivable
-----------------------------------------  --------------   ------------------------   -----------------------   ------------------

                                                                             (Dollars in thousands)

One-to-Four Family Mortgage Loans                   $214               87.29%                  0.12%                   0.10%
Commercial Real Estate Loans                         559                4.52%                  5.93%                   0.27%
Consumer & Other Loans                               105                8.19%                  0.62%                   0.05%
                                         ----------------   ------------------                          ---------------------
                                                    $878              100.00%                                          0.42%


                                                                                At June 30, 1994
                                           ----------------------------------------------------------------------------------------
                                                                 % of Loans in                                      Allowance as a
                                             Amount of         Each Category to            Allowance as a             % of Loans
                   Type of Loan              Allowance         Loans Receivable            % of Loan Type             Receivable
-----------------------------------------  --------------   ------------------------   -----------------------   ------------------

                                                                             (Dollars in thousands)

One-to-Four Family Mortgage Loans                 $228              86.25%                     0.15%                   0.13%
Commercial Real Estate Loans                       566               4.91%                     6.34%                   0.31%
Consumer & Other Loans                              23               8.84%                     0.14%                   0.01%
                                           ------------   -----------------                             ---------------------
                                                  $817             100.00%                                             0.45%


        First Federal regularly reviews the status of non-performing assets to evaluate the adequacy of the allowances for loan and real estate owned losses. The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings.

        In addition to the general loan loss allowance of $1.0 million at June 30, 1998, specific valuation allowances have been established for loans and contracts. An asset would warrant such an allowance because the loan balance exceeds the appraised value or because of other reasons to anticipate a loss. At June 30, 1998, specific valuation allowance balances were $465,000 of which approximately 99% was for one real estate contract acquired in a merger with United Savings Association of Central Indiana, F.A., in 1989. The loan balance at June 30, 1998 was $1.3 million. This specific valuation allowance was established at the time the loan was acquired; the loan is current in its payments and as the loan continues to pay down the specific valuation allowance is released. The remainder of the specific valuation allowances is for one single family residential mortgage loan in which the Bank anticipates a loss to be realized in the future.

        Additional information regarding the Bank's allowance for loan losses and provision for loan losses is contained in the Management's Discussion and Analysis section of the 1998 Annual Report to Shareholders.

Investment Activities

        The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and the Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of First Federal within policies established by First Federal's Board of Directors.

        At June 30, 1998, First Federal's investment securities portfolio aggregated $19.6 million, consisting exclusively of U.S. agency obligations. See
Note 3 of the Notes to the Consolidated Financial Statements for a description of investment securities owned at June 30, 1998. At June 30, 1998, the Bank's investment securities available for sale portfolio aggregated $15.5 million, consisting of U.S. Treasury and agency obligations. See Note 2 of the Notes to the Consolidated Financial Statements for a description of investment securities available for sale owned at June 30, 1998.

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

Investment Securities Portfolio


                                                                           At June 30,                     At June 30,   At June 30,
                                                                1998                                           1997          1996
                                                            -------------------------------------------   ------------  ------------
                                                              Amortized     Market       Wtd. Ave.          Amortized     Amortized
Investment Type (1)                             Maturity        Cost         Value          Yield              Cost          Cost
---------------------------------      ----------------------------------------------------------------   ------------  ------------
                                                                               (Dollars in thousands)
U.S. Treasury and
  agency obligations                   less than 1 year          8,450         8,436          5.27%
  including mortgage-                  1 - 5 years               8,815         8,783          5.85%
  backed securities                    5 - 10 years              1,000         1,000          6.54%
                                       more than 10 years        1,288         1,295          7.11%
                                                            -------------------------
                                                               $19,553       $19,514          5.72%             $44,065      $43,624

Federal Home Loan Bank
  stock                                N/A                       5,769         5,769          8.00%               4,941        4,864
                                                            -------------------------                     --------------   ---------
     Total Investment Securities                               $25,322       $25,283          6.24%             $49,006      $48,488
                                                            =========================                     ==============   =========

---------------------------------------

(1) There are no tax-exempt securities included in the above totals.



Available for Sale Portfolio
                                                                           At June 30,                     At June 30,   At June 30,
                                                                1998                                           1997          1996
                                                            -------------------------------------------   ------------  ------------
                                                              Amortized     Market       Wtd. Ave.          Amortized     Amortized
Investment Type (1)                             Maturity        Cost         Value          Yield              Cost          Cost
---------------------------------      ----------------------------------------------------------------   ------------  ------------
                                                                               (Dollars in thousands)
U.S. Treasury and
  agency obligations                   less than 1 year
                                                                     -             -              -
  including mortgage-                  1 - 5 years                                            6.17%
                                                                 1,998         1,994
  backed securities                    5 - 10 years                                           8.01%
                                                                   601           600
                                       more than 10 years                                     6.23%
                                                                12,965        12,910
                                                            -------------------------
                                                               $15,564       $15,504          6.29%             $11,769    $10,907

                                                            -------------------------                     --------------   -------
     Total Available for Sale                                  $15,564       $15,504          6.29%             $11,769    $10,907
Securities
                                                            =========================                     ==============   =======

---------------------------------------

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


                                                Year Ended June 30,                    Year Ended June 30,
                                     ---------------------------------    ------------------------------------------------
                                                   1997 vs. 1998                           1996 vs. 1997
                                                  (in thousands)                          (in thousands)
                                                         Rate/                                                   Rate/
                                        Rate    Volume  Volume   Total     Rate       Volume      Volume         Total
                                     -------  -------  ------   ------    --------  ------------  ----------  ------------

Interest earning assets:
  Loan portfolio (1)(2)(3)              $71     $519    ($2)    $588        $211      ($1,086)        ($5)         ($880)
  Investment securities,
    trading account investments
    and other short-term
    deposits (4)                         45     (867)    (7)    (829)       (132)         (169)           0          (301)
                                     -------  -------  ------  ------    --------  ------------   ---------  ------------
               Total                    116     (348)    (9)    (241)        $79      ($1,255)        ($5)       ($1,181)
                                     -------  -------  ------  ------    --------  ------------   ---------  ------------

Interest-bearing liabilities:
  Savings accounts                      140     (504)    (6)    (370)       ($65)      ($1,326)        ($4)       ($1,395)

  Short-term borrowings                   1      (50)    (1)     (50)         31         (132)                      (101)
                                                                               -
  Advances from FHLB and other
    borrowings                           40       97     (5)     132        (302)           565           5           268
                                     -------  -------  ------  ------    --------  ------------   ---------  ------------
               Total                    181     (457)   (12)    (288)      ($336)        ($893)          $1       ($1,228)
                                     -------  -------  ------  ------    --------  ------------   ---------  ------------

Net change in interest
  income (expense)                    ($65)     $109      $3     $47        $415        ($361)         ($6)         $47
                                     =======  =======  ======  ======    ========  ============   =========  ============

-------------------------------------
(1) The effect of nonaccrual loans on net interest-earning assets is not material.
(2)  Out-of-period items and adjustments excluded are not material.
(3)  Loan fees included in interest income are not material.
(4)  All taxable (no tax-exempt investments held).

Yields Earned and Rates Paid; Certain Ratios

        The following table sets forth for First Federal the weighted average yields earned on its interest-earning assets, average cost of interest-bearing liabilities and the spread between yields earned and rates paid as of June 30, 1998 and for each of the years ended June 30, 1998, 1997, and 1996.

                                                           As of June 30,                  Year Ended June 30,
                                                         --------------------     --------------------------------------
                                                                1998                 1998         1997         1996
                                                         --------------------     --------------------------------------

Weighted average yield
on loan portfolio                                               8.46%                8.51%       8.47%        8.36%

Weighted average yield
on investment securities, trading
         account investments, and
         other short-term deposits                              6.06%                6.14%       6.08%        6.25%

Weighted average yield
on all interest-earning assets                                  7.91%                7.93%       7.77%        7.75%

Weighted average rate
paid on deposit accounts                                        5.56%                5.60%       5.50%        5.54%


Weighted average rate
paid on FHLB advances and other
         borrowings                                             5.44%                5.64%       5.60%        5.89%

Weighted average rate
on all interest-bearing liabilities                             5.50%                5.62%       5.54%        5.67%

Net interest margin                                             2.77%                2.63%       2.52%        2.36%



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

        The following table sets forth information regarding the types of deposit accounts offered by First Federal at June 30, 1998 in its primary market area:

                                        Interest Rates
    Type of Deposit Accounts           at June 30, 1998            Compounding                Minimum
------------------------------------------------------------------------------------------------------------------------

NOW                                      2.90 - 3.10%                 Simple          Varies by type
                                                                                      of account
MMDA                                     2.70 - 5.05%                 Simple          Varies by type
                                                                                      of account
Passbook/Statement Savings               2.70 - 4.00%                 Simple          Varies by type
                                                                                      of account
Certificates of Deposit:
     91 days                                 3.90%                    Simple                    1,000
     182 days                                4.40%                    Simple                      500
     7-11 months                             5.10%                    Simple                    1,000
     1 year                                  5.00%                    Simple                      500
     1 1/2 years                             5.25%                    Simple                      500
     1 1/2 year stepped-rate                 5.57%                    Simple                    1,000
     2  years                                5.40%                    Simple                      500
     2 1/2 years                             5.50%                    Simple                      500
     3 year stepped-rate                     5.74%                    Simple                    1,000
     3 1/2 years                             5.55%                    Simple                      500
     5 years                                 5.65%                    Simple                      500
     10 years                                5.65%                    Simple                      500
IRA Certificates:
     1 years                                 5.25%                    Simple                      100
     2 years                                 5.40%                    Simple                      100
     2 years - variable rate        2.50% below prime rate            Simple                      100
     3 years                                 5.65%                    Simple                      100
     4 years                                 5.75%                    Simple                      100
     5 years                                 6.00%                    Simple                      100
Negotiable Certificates:
Jumbo Certificates of Deposit             5.85%-6.45%                 Simple                   99,000



        The large variety of savings accounts offered by the Bank has increased the Bank's ability to retain retail deposits and has allowed it to be more competitive in obtaining new funds; but, it has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles, such as government and corporate securities and mutual funds). As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by money market conditions.

     The following table shows the distribution and weighted average rate of First Federal's deposits by type of deposits as of the dates indicated.


                                                                                                June 30,
                                         ----------------------------------------------------------------------------------
                                                          1998                                    1997
                                         --------------------------------------    ------------------------------------
                                                          % of      Wtd. Avg.                     % of      Wtd. Avg.
                                            Balance     Deposits      Rate           Balance    Deposits      Rate
                                         --------------------------------------    ------------------------------------
                                                  (Dollars in thousands)                 (Dollars in thousands)
Type of account:
Statement Savings/NOW/Super NOW
   Variable Rate Savings Accounts(1)           $19,578       16.6%        3.7%         $20,193       14.0%        3.8%
MMDAs                                            3,447        2.9%        4.3%           3,015        2.1%        4.1%
Certificates of Deposit(2)                      94,738       80.5%        6.0%         121,108       83.9%        5.8%
                                         --------------------------                ------------------------

                 Total                        $117,763      100.0%        5.6%        $144,316      100.0%        5.5%
                                         ==========================                ========================

                                                       June 30,
                                         ------------------------------------
                                                        1996
                                         ------------------------------------
                                                        % of      Wtd. Avg.
                                           Balance    Deposits      Rate
                                         ------------------------------------
                                               (Dollars in thousands)
Type of account:
Statement Savings/NOW/Super NOW
   Variable Rate Savings Accounts(1)         $17,170       12.5%        3.2%
MMDAs                                          3,089        2.3%        3.9%
Certificates of Deposit(2)                   116,889       85.2%        5.8%
                                         ------------------------

                 Total                      $137,148      100.0%        5.5%
                                         ========================
------------

(1)  Includes noninterest-bearing accounts.

(2)  Includes negotiated rate certificates of deposit and IRAs.

   The following table shows the average amount of, and average rate paid on, First Federal's deposits by type of deposit for the periods indicated.

                                                                                        Years Ended June 30,
                                         ---------------------------------------------------------------------------------
                                                          1998                                    1997
                                         --------------------------------------    ------------------------------------
                                            Average       % of      Wtd. Avg.        Average      % of      Wtd. Avg.
                                            Balance       Total       Rate           Balance      Total       Rate
                                         --------------------------------------    ------------------------------------
                                                (Dollars in thousands)                   (Dollars in thousands)
Type of account:
Statement Savings/NOW/Super NOW
   Variable Rate Savings Accounts(1)            20,777       15.8%        3.8%          17,627       12.5%        3.7%
MMDAs                                            3,245        2.5%        4.2%           3,172        2.3%        4.0%
Certificates of Deposit(2)                     106,480       81.0%        6.0%         118,875       84.5%        5.8%
Accrued Interest                                   935        0.7%         -             1,039        0.7%         -
                                         --------------------------                ------------------------

                 Total                        $131,437      100.0%        5.6%        $140,713      100.0%        5.5%
                                         ==========================                ========================

                                                       June 30,
                                         -------------------------------------
                                                         1996
                                          ------------------------------------
                                            Average      % of      Wtd. Avg.
                                            Balance      Total       Rate
                                          ------------------------------------
                                                (Dollars in thousands)
Type of account:
Statement Savings/NOW/Super NOW
   Variable Rate Savings Accounts(1)           26,636       16.2%        2.9%
MMDAs                                           4,098        2.5%        3.1%
Certificates of Deposit(2)                    133,059       80.9%        6.2%
Accrued Interest                                  769        0.5%         -
                                          ------------------------

                 Total                       $164,562      100.0%        5.5%
                                          ========================
-----------
(1)  Includes noninterest-bearing accounts.
(2)  Includes negotiated rate certificates of deposit and IRAs.

        The following table sets forth information relating to the Bank's deposit flows during the years indicated.


                                                Year Ended June 30,
                                    -------------------------------------------
                                       1998             1997            1996
                                    -------------------------------------------
                                                       (in thousands)
Increase (decrease) in deposits
         before interest credited    ($31,445)          $2,734       ($77,909)



Interest credited                       4,892           4,434           5,252
                                    ----------    ------------     -----------

Net increase (decrease)
         in deposits                ($26,553)          $7,168       ($72,657)
                                    ----------    ------------     -----------

Total deposits at end
         of period                   $117,763        $144,316        $137,148
                                    ==========    ============     ===========


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

        During the fiscal year ended June 30, 1998, the Bank decreased its brokered deposits to $26.2 million from $45.1 million at June 30, 1997. The lower level of brokered deposits was partially offset by an increased level of Federal Home Loan Bank ("FHLB") advances. Advances have been a lower cost source of funds than brokered deposits during the fiscal year. The brokered deposit program continues to serve as an alternative source of funds to compliment the borrowing programs and retail savings programs offered in the Bank's local market. The brokered funds enable the Bank to manage maturities of its deposits in its effort to manage interest rate risk.

        The following table presents, by various interest rate categories, the contractual maturity of certificates of deposits as of June 30, 1998.



                                          Maturing in the 12 months ending June 30:
                                      Balances at
                                    June 30, 1998           1999              2000           2001         Thereafter
                                   ----------------------------------------------------------------------------------
                                                                  (in thousands)
Certificates of deposit:
Less than 4.00%                           $   247        $   247           $     -        $     -            $     -
4.00% to 4.99%                              2,088          2,088                 -              -                  -
5.00% to 5.99%                             51,675         38,960             7,872          3,324              1,519
6.00% to 6.99%                             31,748         14,859             8,324          3,031              5,534
7.00% to 7.99%                              8,152          3,893             2,556            481              1,222
8.00% or more                                 828            659                25              2                142
                                   ----------------------------------------------------------------------------------
Total certificates of deposit             $94,738        $60,706           $18,777         $6,838             $8,417
                                   ==================================================================================




         As of June 30, 1998, First Federal had $7.1 million of time deposits with balances over $100,000. Maturity of these deposits is as follows:

                                                    (in thousands)

3 months or less                                        $1,595
Over 3 months through 6 months                           1,508
Over 6 months through 12 months                          1,325
Over 12 months                                           2,622
                                                        ------

Total                                                   $7,050
                                                        ======

        Borrowings

        First Federal obtains advances from the FHLB of Indianapolis collateralized by the security of mortgage loans and investment securities it owns. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Advances from the FHLB are generally available to member institutions to meet seasonal withdrawals and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of member institutions to establish better asset/liability management strategies. The Bank had $115.4 million in outstanding advances from the FHLB at June 30, 1998.

        1ST BANCORP had a $1.5 million loan outstanding from Ambank, Vincennes, Indiana at June 30, 1997. 1ST BANCORP originally borrowed $1.5 million in June, 1991, of which, $1.0 million was used as a capital infusion to First Federal. An additional $1.0 million was borrowed in December, 1994, all of which was used as a capital infusion to First Federal. This borrowing was prepaid in full during the 1998 fiscal year.

        First Federal also obtains short-term financing through reverse repurchase agreements. These obligations provide another source to meet short-term demands for additional funds. However, at June 30, 1998, there were no reverse repurchase agreements outstanding.

The following table sets forth certain information regarding advances from the FHLB and other borrowings, excluding reverse repurchase agreements, by the Corporation at the end of and during the years indicated.

                                                                  At June 30,
                                                ------------------------------------------------
                                                     1998            1997            1996
                                                ------------------------------------------------

Weighted average rate on
      advances from the Federal
      Home Loan Bank and other
      borrowings                                    5.44%           5.62%           5.56%


                                                              Year Ended June 30,
                                                ------------------------------------------------
                                                     1998            1997            1996
                                                ------------------------------------------------
                                                            (Dollars in thousands)
Maximum amount of advances
      from the Federal Home
      Loan Bank and other
      borrowings outstanding
      at any month end                                 $115,381        $100,346         $99,054

Approximate average advances
      from the Federal Home
      Loan Bank and other
      borrowings outstanding                           $100,955         $99,218         $89,103

Approximate weighted average
      rate paid on advances
      from the Federal Home
      Loan Bank and other
      borrowings                                          5.64%           5.60%           5.94%



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

        Congress is considering legislation that would require all federal savings associations, such as First Federal, either to convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Corporation likely would no longer be regulated as a savings and loan holding company, but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. It cannot be predicted with certainty whether or in what form the legislation will be enacted and what impact it might have on the powers of the Corporation and First Federal.

        An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from .01164% of assets for associations with $67 million in assets or less to .00308% for associations with assets in excess of $35 billion. First Federal's current semi-annual assessment, based upon its March 31, 1998 total assets of $259.5 million, was $35,425. The OTS has recently proposed a change to its assessment regulations which would require assessments to be determined generally on the basis of an institution's size, condition, and complexity of operations.

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

        Federal Home Loan Bank System

        First Federal is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and savings banks and other member financial institutions. First Federal is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLBank) of outstanding FHLB advances, commitments, lines of credit and letters of credit. First Federal is currently in compliance with this requirement. At June 30, 1998, First Federal's investment in FHLB of Indianapolis stock was $5,769,000.

        In past years, First Federal received dividends on its FHLBank stock. Certain provisions of The Financial Institution Reform, Recovery, and Enforcement Act of 1989, as amended ("FIRREA"), require all 12 FHLBanks to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and-moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. For the year ended June 30, 1998, dividends paid to First Federal totaled $414,000, for an annual rate of 8.0%. A reduction in value of such stock may result in a corresponding reduction in First Federal's capital.

        The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

        All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. FIRREA prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as overcollateralization or, under certain circumstances, to renew advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances. Currently First Federal has $130.8 million of mortgage loans and $29.1 million of investment securities pledged as collateral for FHLB advances.

        Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

        Liquidity

        For each calendar month, First Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The monthly average liquidity of First Federal for June, 1998 was 8.1%. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

        Real Estate Lending Standards

        OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

        The Bank's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each Bank is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

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

        Regulatory Capital

        Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights, and purchased credit card relationships (subject to certain limitations) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the saving association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a delinquent commercial loan being assigned a factor of 100%. At June 30, 1998, based on the capital standards then in effect, First Federal was in compliance with the fully phased-in capital requirements.

        The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200 basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. A savings association with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200 basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to a savings association's existing risk-based capital requirement. Although the OTS has decided to delay implementation of this rule, it will continue to monitor closely the level of interest rate risk at individual savings associations and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual savings associations with significant interest rate risk. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposure to interest rate risk.

        In periods of rapidly changing interest rates, the Bank's balance sheet is subject to significant fluctuations in market value (interest rate risk exposure). However, as the delayed interest rate risk rules proposed by the OTS currently read, the Bank at June 30, 1998, would have no additional capital requirement. The Bank's management remains cognizant of the proposed rules and continues to monitor its interest rate risk position.

        The following is a summary of First Federal's regulatory capital and capital requirements at June, 30 1998:


                                Tangible           Core            Risk-based
                                Capital          Capital            Capital
                               ----------   -------------------    ----------
                                          (Dollars in thousands)

Regulatory Capital             $22,602          $22,602            $23,602
Minimum capital requirement      3,897            7,793             12,633
                               --------         -------            -------
Excess capital                 $18,705          $14,809            $10,969

Regulatory capital ratio          8.7%             8.7%              15.0%

Minimum capital ratio             1.5%             3.0%               8.0%



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

        Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1998, the Bank was categorized as "well capitalized" meaning that the Bank's total risk-based capital ratio exceeded 10%, its Tier I risk-based ratio exceeded 6%, and its leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

        A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year, or
(b) 75% of its net income over the most recent four quarter period. Any additional amount of capital distributions would require prior regulatory approval.

        The OTS has proposed revisions to these regulations which would permit a savings associations, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in a maximum amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as First Federal, that is a subsidiary of a savings and loan holding company to file a notice with the OTS 30 days before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.

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

        Holding Company Regulations

        Under current law, the Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is subject to regulatory oversight of the Director of the OTS. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with the Corporation and with other companies affiliated with the Corporation.

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

        The Corporation currently is a unitary savings and loan holding company, and under current law there are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

        Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank also apply.) See "-- Qualified Thrift Lender." At June 30, 1998, First Federal's asset composition was in excess of that required to qualify First Federal as a Qualified Thrift Lender.

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

        Qualified Thrift Lender

        Savings associations must meet a QTL test which requires a savings association to have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments under the QTL test include primarily residential mortgages and related investments, including certain mortgage related securities. Portfolio assets under the QTL test include all of an association's assets less (i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

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

        At June 30, 1998, 83.0% of First Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore First Federal's asset composition was in excess of that required to qualify First Federal as a QTL. First Federal does not expect to change significantly its lending or investment activities in the near future; and, therefore it expects to continue to qualify as a QTL, although there can be no such assurance.

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

Taxation

        Federal Taxation

        Historically, savings associations, such as First Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. First Federal will recapture approximately $440,000 over a six year period which began in fiscal 1997. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

        The Corporation's federal income tax returns for fiscal years 1997 and 1996 are currently being audited by the Internal Revenue Service.

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

Competition

        The Bank's primary market area consists of Knox County, Indiana. A majority of the Bank's savings deposits are received from residents of its primary market area, and a significant portion of its loans are secured by properties in this area.

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

        In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire
banks  in  other  states  and,   with  state  consent  and  subject  to  certain
limitations, allows banks to acquire out-of- state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion provided that acquisitions or de novo formations of branches by out-of-state banks are not permitted unless the laws of their home states permit Indiana banks to acquire or establish branches on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996.

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

Current Accounting Issues

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all nonowner changes in shareholders' equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Corporation does not anticipate the adoption of SFAS 130 in fiscal 1999 will have any impact on its financial position or results of operations.

        In June 1997, The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which requires the disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which financial information is available and is evaluated regularly in deciding how to allocate resources and assess performance. The Corporation does not anticipate the adoption of SFAS 131 in fiscal 1999 will have any impact on its financial position or results of operations.

        In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures About Pension and Other Postretirement Benefits ("SFAS 132"), which standardizes disclosure requirements for pension and other postretirement benefit plans. As this standard does not change the measurement or recognition of those plans, the Corporation does not anticipate the adoption of SFAS 132 in 1999 will have any impact on its financial position or results of operations.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires all derivatives to be recognized as either assets or liabilities in the statement of condition at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Corporation does not anticipate the adoption of SFAS 133 in fiscal 2000 will have a material impact on its financial position or results of operations.

Employees

        As of September 9, 1998, 1ST BANCORP and its subsidiaries had 100 full-time and 7 part-time employees. None of these employees is represented by a collective bargaining agreement or union, and the Corporation believes it enjoys harmonious relations with its personnel.

Item 2.  Properties.

        At June 30, 1998, 1ST BANCORP and First Federal conducted their business and operations from the main office located at 101 North Third Street, Vincennes, Indiana; a drive-up branch facility at 1700 Willow Street, Vincennes, Indiana; and the office annex at 102 North Fifth Street, Vincennes, Indiana. The property and buildings are owned by the Bank with a net book value of $2.0 million at June 30, 1998. First Title conducted its business from the office annex located at 102 North Fifth Street, Vincennes, Indiana, at June 30, 1998. First Financial conducted its business from its office located at 626 Veterans Drive, Vincennes, Indiana. This property and building are owned by First Financial and had a net book value of $403,000 at June 30, 1998. A portion of the First Financial building is leased to an independent third party.

Item 3.  Legal Proceedings.

        Neither 1ST BANCORP, First Federal, First Financial, nor First Title is involved in any legal proceedings, other than routine proceedings occurring in the ordinary course of its business.

Item 4.  Submission of Matters to Vote of Security Holders.

        No matter was submitted to the Corporation's shareholders during the quarter ended June 30, 1998.

Item 4.5  Executive Officers of the Corporation.

        Presented below is certain information regarding the executive officers of the Corporation or the Corporation's wholly owned subsidiary, First Federal Bank, A Federal Savings Bank:

        Frank Baracani (age 56) has been President and Director of the Corporation and First Federal during the past five years.

        Donald G. Bell (age 68) has been Vice President and Director of the Corporation; Director of First Federal; and Partner with the law firm of Hart, Bell, Cummings, Ewing & Stuckey, Vincennes, Indiana during the last five years.

        C. James McCormick (73) has been Chairman of the Board, Director and Chief Executive Officer of the Corporation, and Chairman of the Board and Director of First Federal during the last five years.

        Mary Lynn Stenftenagel (44) has been Director and Secretary - Treasurer of the Corporation and Director, Executive Vice President, and Chief Financial Officer of First Federal during the last five years.

        John J. Summers (68) has been Vice Chairman of the Board and Director of the Corporation and Vice Chairman of the Board and Director of First Federal during the last five years.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related  Stockholder Matters.

         The information required herein is incorporated by reference from "Shareholder Information" and "Market Information" on page 44 of 1ST BANCORP's 1998 Annual Report to Shareholders (the "Annual Report to Shareholders"). Information concerning dividends paid by 1ST BANCORP is incorporated from "Selected Financial Highlights" on page 3 of the Annual Report to Shareholders.

Item 6.  Selected Financial Data.

         The information required herein is incorporated by reference from "Selected Financial Highlights" on page 3 of the Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 7 to 15 of the Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

         The OTS model is based only on the Bank level balance sheet. Various asset and liability categories were adjusted to reflect the consolidated NPV of the Corporation. These adjustments were not material to the outcome of the simulation analysis of NPV. The most significant changes in the results of the OTS simulation analysis were primarily due to a downward trend in market interest rates and a change to a larger portfolio of FHLB putable advances in fiscal year 1998. There are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates. Therefore, this analysis is not necessarily intended to be a forecast of the actual effect of a change in market interest rates. The following table sets forth the Corporation's interest rate sensitivity of NPV as measured by the OTS model as of June 30, 1998 and 1997.

Interest Rate Sensitivity as of June 30,1998

                                                                                               Net Portfolio Value
                                         Net Portfolio                                       as a % of Present Value
                                             Value                                                  of Assets
                     ------------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
           Change
         in Rates         $ Amount        $ Change        % Change                    NPV Ratio            Change
------------------   ----------------------------------------------            ------------------------------------

          +200 bp           30,995           (625)             -2%                      12.10%             19 bp
          +100 bp           32,075             455              1%                      12.27%             36 bp
             0 bp           31,620                                                      11.91%
          -100 bp           29,829         (1,791)             -6%                      11.10%           (81) bp
          -200 bp           27,576         (4,044)            -13%                      10.15%          (176) bp



Interest Rate Sensitivity as of June 30,1997


                                                                                           Net Portfolio Value
                                         Net Portfolio                                  as a % of Present Value
                                             Value                                             of Assets
                     -----------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
           Change
         in Rates          $ Amount           $ Change        % Change                NPV Ratio            Change
------------------   -----------------------------------------------            ------------------------------------

          +200 bp            21,103         (9,474)            -31%                       8.00%          (302) bp
          +100 bp            26,342         (4,235)            -14%                       9.72%          (131) bp
             0 bp            30,577                                                      11.03%
          -100 bp            33,701           3,124             10%                      11.92%             90 bp
          -200 bp            35,986           5,409             18%                      12.53%            151 bp

         Various strategies are in place to control the Corporation's exposure to interest rate risk. The Corporation has an Asset/Liability Committee ("ALCO") comprised of senior management personnel and directors which is primarily responsible for management of the Corporation's exposure to interest rate risk. The ALCO actively monitors the interest rate risk position and develops strategies to minimize its potential negative effects on the Corporation's financial condition. As its primary strategy to control the potential negative effects of the Corporation's market risk exposure, the ALCO actively adjusts its interest earning asset and interest bearing liability composition and pricing.

Item 8.  Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 16 to 40 of the Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no such changes or disagreements during the applicable period.




                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.


  Information about the Corporation's executive officers is included in Item 4.5 in Part I of this report.

      The following tables set forth certain information regarding the nominees for the position of director of the Corporation and each director of the Corporation whose term continues, including the principal occupations of such persons during at least the past five years and the number and percent of shares of Common Stock beneficially owned by such persons as of September 9, 1998. No nominee for director or director is related to any other nominee for director or director or executive officer of the Corporation by blood, marriage, or adoption, and there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected. The table also sets forth the number of shares of Corporation Common Stock beneficially owned by all directors and executive officers as a group.

                                                                                                    Common Stock
                              Principal                 Director      Director                      Beneficially
                              Occupation                 Of the       of First      Term            Owned as of
                           During the Last            Corporation     Federal        To             September 9,
Name and Age                  Five Years                 Since         Since       Expire             1998(1)
------------                  ----------                 -----         -----       ------             -------
                                                                                                 Amount           %
                                                                                                 ------           -

Donald G.         Vice President and Director             1989          1988        1998         50,889        4.64%
Bell              of the Corporation; Director
(Age 68)          of First Federal; Senior
                  Partner with the law firm of
                  Hart, Bell Cummings, Ewing &
                  Stuckey
                  Vincennes, Indiana

Ruth Mix          Director of the Corporation              1991         1981        1998          5,414         .49%
Carnahan          and Director  and Treasurer
(Age 79)          of First Federal; Secretary-
                  Treasurer of Carnahan
                  Grain, Inc.
                  Edwardsport, Indiana

Rahmi             Director of the Corporation              1991         1989        1998       105,112(2)       9.58%
Soyugenc          and of First Federal;
(Age 67)          President of Evansville Metal
                  Products, Evansville, Indiana

R. William        Director of the Corporation              1991         1971        1999        33,050(3)       3.01%
Ballard           and of First Federal Bank;
(Age 64)          Retired Sr. Vice President
                  of First Federal

Frank D.          President and Director of                1989         1984        1999        42,612(4)       3.86%
Baracani          the Corporation and
(Age 56)          President, Chief Executive
                  Officer and Director of
                  First Federal



                                                                                                   Common Stock
                              Principal                  Director     Director                     Beneficially
                              Occupation                  of the      of First      Term            Owned as of
                           During the Last             Corporation     Federal       To            September 9,
Name and Age                  Five Years                  Since         Since      Expire             1998(1)
------------                  ----------                  -----         -----      ------             -------
                                                                                                 Amount           %
                                                                                                 ------           -

James W.          Director of the Corporation              1993         1993        2000              356(5)    .03%
Bobe              and of First Federal;
(Age 54)          President, Bobe Farms, Inc.
                  (farming)

C. James          Chairman of the Board and                1989         1966        2000        39,144(6)       3.55%
McCormick         Chief Executive Officer of
(Age 73)          the Corporation and Chairman
                  of the Board of First Federal;
                  Chairman of McCormick, Inc.
                  and Commercial Rentals, Inc.
                  and President of JAMAC Corp., all
                  located in
                  Vincennes, Indiana

Mary Lynn         Director and Secretary-                  1989          1988       2000         34,167(7)      3.09%
Stenftenagel      Treasurer of the Corporation;
(Age 44)          Director, Executive Vice
                  President, Secretary and Chief
                  Financial Officer of
                  First Federal

John J.           Vice Chairman of the Board               1989          1984       1999        28,672(8)       2.61%
Summers           of the Corporation and First
(Age 68)          Federal; retired President of
                  Hamilton Glass Products, Inc.,
                  Vincennes, Indiana

All directors
and executive
Officers as a                                                                                  339,415(9)      30.43%
group (9 persons)


(1) Based upon information furnished by the respective directors. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)      These shares include 4,340 shares held solely by Mr. Soyugenc's wife.

(3) Of these shares, 5,909 shares are owned jointly with Mr. Ballard's wife.

(4) Of these shares, 25,506 shares are owned jointly by Mr. Baracani and his wife, 51 shares are held in trust for Mr. Baracani's daughter, and 6,300 shares are subject to a stock option granted under the 1ST BANCORP Stock Option Plan ("the Stock Option Plan").


(5) All shares are owned jointly by Mr. Bobe and his wife. (6) These shares include 10,037 owned by each of two of McCormick's adult children, 3,544 owned by a third adult child of Mr. McCormick (collectively these beneficial owners are referred to as the "McCormick Family".) and 6,300 shares subject to a stock option granted under the Stock Option Plan. Except for the shares owned directly to which Mr. McCormick may be considered a beneficial owner, each member of the "McCormick Family" disclaims beneficial ownership of the shares held of record by each other member.

(7) Includes 6,300 shares subject to a stock option granted under the Stock Option Plan.

(8)      All shares are owned by Mr. Summers' wife.

(9)      Includes stock options for 18,900 shares under the Stock Option Plan.



  Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the 1934 Act requires that the Corporation's officers and directors and persons who own more than 10% of the Corporation's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms that they file.

      Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that during the fiscal year ended June 30, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to
  Section 16(a) of the 1934 Act were satisfied in a timely manner.


Item 11.  Executive Compensation.


     During the fiscal year ended June 30, 1998, no cash compensation was paid directly by the Corporation to any of its executive officers. Each of such officers was compensated by First Federal. However, the corporation reimbursed First Federal for certain of these compensation expenses.

     The following table sets forth information as to annual, long-term and other compensation for services in all capacities to the Corporation and its subsidiaries for the last three fiscal years, of (i) the individual who served as chief executive officer of the Corporation during the fiscal year ended June 30, 1998, and (ii) each executive officer of the Corporation serving as such during the 1998 fiscal year, who earned over $100,000 in salary and bonuses during that year (the "Named Executive Officers").

                                                            Summary Compensation Table
                                    Long Term
                                        Annual Compensation                     Compensation
                            ------------------------------------------------------------------------
                                                                                   Awards
                                                                         ---------------------------

                                                         Other Annual       Restricted    Securities        All
Name and Principal            Fiscal                     Compensation          Stock      Underlying       Other
Position                       Year      Salary($)(1)    Bonus($)(2) ($)(3)   Awards($)    Options(#)  Compensation($)
--------                       ----      ------------    ------------------  ----------   ----------  ---------------
C. James McCormick             1998        $47,218        $33,000    -         -          6,300            -
Chairman of the Board          1997        $43,531        $25,000    -         -          6,300            -
and Chief Executive            1996         41,865         34,729    -         -            -              -
Officer of the Corporation
and Chairman of the Board
of First Federal

Frank D. Baracani              1998         $113,008      $91,750    -         -          6,518            -
President and Director         1997         $105,845      $72,000    -         -          6,490            -
of the Corporation             1996          101,626       97,000    -         -            171            -
and First Federal and
Chief Executive Officer
of First Federal

Mary Lynn Stenftenagel         1998            77,816     $58,750    -         -          7,027            -
Director and Secretary-        1997            72,616     $48,000    -         -          6,926            -
Treasurer of the               1996            69,471      64,000    -         -            555            -
Corporation, Director,
Executive Vice President,
Secretary, and
Chief Financial Officer
of First Federal


(1) Salary consists of salary and directors' fees. Directors' fees were deferred by these individuals pursuant to the Corporation's Director Deferred Compensation Plan.
(2) The bonus amounts are paid pursuant to First Federal's Management Incentive Plan and were accrued in fiscal years to which they relate.
(3) The Named Executive Officer of the Corporation receive certain perquisites, but the incremental cost of providing such perquisites does not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

      Stock Options

         The following table sets forth information related to options granted during fiscal year 1998 to each of the Named Executive Officers:


                                        Option Grants-Last Fiscal Year

                                                           % of Total
                                                        Options Granted to        Exercise or
                                    Options                Employees              Base Price
Name                               Granted (#)          in Fiscal Year             ($/Share)           Expiration Date
----------------------             -------------        ------------------       -------------         ---------------
C. James McCormick                   ---                         ---%               $  ---                      ---
Frank D. Baracani                    218 (1)                    4.86%               $16.59 (1)              6/30/98
Mary Lynn Stenftenagel               727 (1)                   16.23%               $16.59 (1)              6/30/98

(1) Options to acquire shares of the Corporation's Common Stock pursuant to the Corporation's Employee Stock Purchase Plan. The option exercise price equaled 85% of the lower of the market value of a share of Corporation Common Stock on July 1, 1997 and on June 30, 1998, which was $19.52 per share.


           The following table shows stock option exercises by the Named Executive Officers during fiscal 1998, including the aggregate value realized by such officers on the date of exercise. The following table includes the number of shares covered by stock options held by the Named Executive Officers as of June 30, 1998. Also reported are the values for "in-the-money" options (options whose exercise price is lower than the market value of the shares at fiscal year end) which represent the spread between the exercise price of any such existing stock options and the year-end market price of the stock.


               Aggregate Option Exercises in Last Fiscal Year and
        Outstanding Stock Option Grants and Value Realized As of 6/30/98


                                                                       Number of Securities          Value of Unexercised
                                  Shares        Value Realized       Underlying Unexercised               In-the-Money
                                Acquired on      at Exercise       Options at Fiscal Year End      Options at Fiscal Year End
Name                            Exercise(#)       Date($)(1)       Exercisable   Unexercisable    Exercisable    Unexercisable
----                            -----------       ----------       -----------   -------------    -----------    -------------
   C. James McCormick                 -                  -          6,300              -             $147,672           -
   Frank D. Baracani                218           $  5,648          6,300              -             $147,672           -
   Lynn Stenftenagel                727           $ 18,837          6,300              -             $147,672           -


(1) Aggregate market value of the shares covered by the option less the aggregate price paid by the Named Executive Officer

(2) Amounts reflecting gains on outstanding option are based on the June 30, 1998 closing price of $42.50 per share.

Director's Fees

         Directors of the Corporation are paid $150 for each regular monthly meeting of the Board of Directors. Directors of First Federal are paid $600 for each regular monthly meeting of the Board of directors of First Federal and members of committees of First Federal's Board of Directors who are not employees of the Corporation subsidiaries are paid $300 per Committee meeting attended.

Director Deferred Compensation Plan

         Effective July 1, 1993, First Federal entered into deferred compensation agreements with each of its directors. Under the Agreements, First Federal will defer an amount equal to $600 to which the director would otherwise be entitled from First Federal for each month of the deferral. The director will have the option of apportioning the deferral between a guaranteed investment account which provides a fixed rate of return and a phantom unit account which provides a return equivalent to the appreciation in the Corporation's Common Stock during the period of the deferral. At the time the director reaches his or her normal retirement date, the value of his or her guaranteed account and phantom stock account will be annuitized and provide him or her with 180 monthly payments. There are other provisions in the Agreement which provide for earlier payment in the case of disability or in the case of death. In addition, there is a one time burial benefit equal to $10,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 9, 1998, by each person who is known by the Corporation to own beneficially 5% or more of the outstanding shares of Common Stock of the Corporation.



                                                           Number of Shares of
           Name and Address of                          Common Stock Beneficially                      Percent of
             Beneficial Owner                                 Owned (1)(2)                                Class

Rahmi Soyugenc                                                 105,112(3)                                  9.58%
119 LaDonna
Boulevard
Evansville, Indiana 47711

Investors of America Limited Partnership                         99,176                                   9.04%
(formerly Dierberg Four, L.P.)
c/o First Securities America, Inc.
39 Glen Eagles Drive
St. Louis, Missouri 63124

Joseph H.                                                        91,500                                   8.34%
Moss
1100 Circle 75 Parkway
Suite 800
Atlanta, Georgia 30339


(1) Under applicable regulations, shares are deemed to be beneficially owned by a "person if he or she directly or indirectly has or shares the power to vote or dispose of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2) The information in this chart is based on Schedule 13D Reports and amendments thereto filed by the above listed individuals with the Securities and Exchange Commission (the "SEC") containing information concerning shares held by them, and written communications from the shareholders. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings, amendments, or communications.

(3)      These shares include 4,340 shares held solely by Mr. Soyugenc's wife.

         Information   concerning  the  beneficial   owners  of  shares  by  the
Corporation's management is incorporated from Item 10 of this report.


Item 13.  Certain Relationships and Related Transactions.

         During fiscal 1998 the Corporation and its subsidiaries retained the law firm of Hart, Bell, Cummings, Ewing & Stuckey ("Hart, Bell"), of which firm Mr. Donald G. Bell, director of the Corporation and First Federal, is a retired partner.

Indebtedness of Management

         Since the beginning of its fiscal year ended June 30, 1998, First Federal had outstanding from time to time loans which were made to the directors and executive officers of the Corporation and their associates, as defined in Regulations of the SEC. First Federal offers loans to its directors, officers and employees. However, all of such loans were made in the ordinary course of business, at substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.

         (a)  Documents Filed as Part of this Report

The following  financial  statements are  incorporated by reference (see Exhibit
13):

                                                                        Page
                                                                       in the
                                                                        1998
                                                                       Annual
                                                                      Report to
Financial Statements                                                Shareholders

Independent Auditors' Report                                            16

Consolidated Statements of Financial Condition
as of June 30, 1998, and 1997.                                          17

Consolidated Statements of Earnings for the
Years Ended June 30, 1998, 1997, and 1996.                              18

Consolidated Statements of Stockholders'
Equity for the Years Ended June 30, 1998,
1997, and 1996.                                                         19

Consolidated Statements of Cash Flows for the
Years Ended June 30, 1998, 1997, and 1996.                              20

Notes to Consolidated Financial Statements.                             21

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

         (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 50.

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

                                             1ST BANCORP

Date:  September 28, 1998         By:/s/ C. James McCormick
                                  -------------------------------------
                                                C. James McCormick
                                                Chief Executive Officer

Date:  September 28, 1998         By:/s/ Frank D. Baracani
                                  -------------------------------------
                                                Frank D. Baracani
                                                Director and President

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates set forth below:


/s/ C. James McCormick                     Date: September 28, 1998
------------------------------------------
 C. James McCormick, Chairman of the Board
and Chief Executive Officer

/s/ John J. Summers                        Date: September 28, 1998
------------------------------------------
John J. Summers, Vice Chairman of the Board

/s/ Frank D. Baracani                      Date: September 28, 1998
------------------------------------------
Frank D. Baracani, Director, President

/s/ Donald G. Bell                         Date: September 28, 1998
------------------------------------------
Donald G. Bell, Director, Vice President

/s/ Mary Lynn Stenftenagel                 Date: September 28, 1998
------------------------------------------
Mary Lynn Stenftenagel, Director,
Secretary/Treasurer (Principal Accounting and Financial Officer)

/s/ R. William Ballard                     Date: September 28, 1998
------------------------------------------
R. William Ballard, Director

/s/ Rahmi Soyugenc                         Date: September 28, 1998
------------------------------------------
Rahmi Soyugenc, Director

/s/ Ruth Mix Carnahan                      Date: September 28, 1998
------------------------------------------
Ruth Mix Carnahan, Director

/s/ James W. Bobe                          Date: September 28, 1998
------------------------------------------
James W. Bobe, Director

                                  EXHIBIT INDEX

         No.               Exhibits                                       Page

          3a   Articles of  Incorporation  (incorporated by reference to
               Exhibit 3.1 to  Registrant's  Registration  Statement  on
               Form S-4, Registration No. 33-24587,  filed September 28,
               1988 (the "Registration Statement").                         *

          3b   Restated   By-Laws  of  1ST  BANCORP   (incorporated   by
               reference to Exhibit 3b to the Registrant's Form 10-K for
               the year ended June 30, 1994).                               *

          10a  Incentive  Stock Option Plan  (incorporated  by reference from Exhibit 10a-1 to the Registrant's  Form 10-K for the
               year ended June 30, 1991).                                   *

          10b  1ST BANCORP Stock Option Plan  (incorporated by reference from Exhibit 10b-1 to the Registrant's  Form 10-K for the
               year ended June 30, 1991).                                   *

          10c  First Federal  Management  Incentive Plan for Fiscal Year
               1998.                                                        *

          10d  Form  of   Amended   and   Restated   Director   Deferred
               Compensation Agreement, restated as of December 31, 1997 between First Federal and each of C. James McCormick,
               John  J.   Summers,   Frank  D.   Baracani,   Mary   Lynn
               Stenftenagel,  Robert  W.  Ballard,  Ruth  Mix  Carnahan,
               Donald G. Bell, Rahmi Soyugenc, and James W. Bobe.           *

          10e  Form  of   Executive   Supplemental   Retirement   Income
               Agreement,  dated July 1, 1993, between First Federal and
               each of C. James McCormick, Frank D. Baracani, Mary Lynn Stenftenagel (incorporated by reference to Exhibit 10d to the  Registrant's  Form 10-K for the year  ended June 30,
               1994). First Amendments to the foregoing Agreements Frank
               D. Baracani and Mary Lynn Stenftenagel are attached.         *

          13   Annual Report to Shareholders                                __

          21   Subsidiaries of the Registrant                               __

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