Form 10-Q
period 1998-09-30
FIRST BANCORP /IN/
filed 1998-11-13
CIK 840458

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to ________________

                             Commission File Number
                                     0-17915

                                   1ST BANCORP

         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Indiana                                 35-1775411
--------------------------------------   ------------------------------------
       (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                   Number)

        101 N. Third Street
        Vincennes, Indiana                               47591
--------------------------------------    ------------------------------------
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

                                            YES_____X_________NO______________

As of October 19, 1998, there were 1,096,388 Shares of the Registrant's Common Stock issued and outstanding.

                          1ST BANCORP AND SUBSIDIARIES

                                      INDEX


  Page
                                                                          Number

Forward-Looking Statements                                                    3

PART I.  FINANCIAL INFORMATION:

            Item 1.    Financial Statements

                           Consolidated Condensed Statements
                                 of  Financial Condition,
                                 September 30, 1998 (Unaudited) and
                                 June 30, 1998                                4

                           Consolidated Condensed Statements
                                 of Earnings, Three Months Ended
                                 September 30, 1998 and 1997 (Unaudited)      5

                           Consolidated Condensed Statements of
                                Cash Flows, Three Months Ended
                                September 30, 1998 and 1997 (Unaudited)       6

                           Notes to Consolidated Condensed
                                 Financial Statements (Unaudited)             7

            Item 2.    Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations                             8-14

            Item 3.    Quantitative and Qualitative Disclosures About
                                  Market Risk                                14

PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings                                     15

            Item 4.     Submission of Matters to Vote of Security
                                   Holders                                   15

            Item 6.     Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                                   16

Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward- looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or the deterioration in the financial strength of the Corporation's loan customers. In addition, from time to time, the Corporation may make other oral or written forward-looking statements with respect to future events and the future financial performance of the Corporation. All these other forward-looking statements are also subject to the factors indicated above, which factors could cause the statements or projections contained therein to be materially inaccurate.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                 (Unaudited and in thousands except share data)


                                                                     September 30,   June 30,
                                                                        1998           1998
                                                                     ---------      ---------
     ASSETS
Cash and cash equivalents:
    Interest bearing deposits                                        $  23,741      $  15,831
    Non-interest bearing deposits                                          505            332
                                                                     ---------      ---------
            Cash and cash equivalents                                   24,246         16,163
                                                                     ---------      ---------

Securities available for sale                                           15,603         15,504
Securities held to maturity (market value
    of $12,761 at September 30, 1998 and
    $19,514 at June 30, 1998)                                           12,738         19,553
Loans receivable, net                                                  193,150        185,290
Loans held for sale                                                      4,954          2,449
Accrued interest receivable:
    Securities                                                             391            524
    Loans                                                                1,222          1,205
Stock in FHLB of Indianapolis, at cost                                   6,219          5,769
Office premises and equipment                                            3,041          3,077
Real estate owned and repossessed assets                                   794            930
Prepaid expenses and other assets                                        5,639          9,685
                                                                     ---------      ---------

TOTAL ASSETS                                                         $ 267,997      $ 260,149
                                                                     =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                         $ 115,868      $ 117,763
    Advances from FHLB and other borrowings                            124,381        115,381
    Advance payments by borrowers for taxes and insurance                  704            362
    Accrued interest payable on deposits                                   233            598
    Accrued expenses and other liabilities                               2,414          2,190
                                                                     ---------      ---------

                                      Total Liabilities              $ 243,600      $ 236,294
                                                                     ---------      ---------

Stockholders' Equity:
    Preferred stock, no par value; shares authorized
       of 2,000,000, none outstanding                                       --             --
    Common stock, $1 par value; shares authorized
       of 5,000,000; shares issued and outstanding
       of  1,096,388 at September 30, 1998 and
       1,091,710 at June 30, 1998                                    $   1,096      $   1,092
    Paid-in capital                                                      2,162          2,084
    Retained earnings, substantially restricted                         21,084         20,715
    Unrealized appreciation/(depreciation) on securities                    55            (36)
                                                                     ---------      ---------

                                     Total Stockholders' Equity      $  24,397      $  23,855
                                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 267,997      $ 260,149
                                                                     =========      =========


See Notes to Consolidated Condensed Financial Statements.

                          1ST BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (Unaudited and in thousands except per share data)

                                                        Three months ended
                                                           September 30,
                                                  ------------------------------
                                                     1998              1997
                                                  ------------     -------------
INTEREST INCOME:
   Loans                                               $4,122            $3,783
   Investment securities                                  609               901
   Trading account securities                               -                 2
   Other short-term investments and
     interest bearing deposits                            242               292
                                                  ------------     -------------

  Total Interest Income                                 4,973             4,978
                                                  ------------     -------------

INTEREST EXPENSE:
   Deposits                                             1,619             1,972
   Short-term borrowings                                    -                 2
   FHLB advances and other borrowings                   1,635             1,426
                                                  ------------     -------------

  Total Interest Expense                                3,254             3,400
                                                  ------------     -------------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                           1,719             1,578

Provision for loan losses                                 150                90
                                                  ------------     -------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           1,569             1,488
                                                  ------------     -------------

NON-INTEREST INCOME:
   Fees and service charges                                70                83
   Net gain (loss) on sales of investment
      securities available
      for sale and trading account investments             (5)                6
   Net gain on sales of loans                             143                61
   Other                                                  285               219
                                                  ------------     -------------

  Total Non-Interest Income                               493               369
                                                  ------------     -------------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                     805               663
   Net occupancy                                          141               127
   Federal insurance premiums                              37                41
   Other                                                  453               406
                                                  ------------     -------------

  Total Non-Interest Expense                            1,436             1,237
                                                  ------------     -------------

Earnings Before Income Taxes                              626               620

Income Taxes                                              185               165
                                                  ------------     -------------

NET EARNINGS                                             $441              $455
                                                  ============     =============

BASIC EARNINGS PER SHARE:                               $0.40             $0.41

DILUTED EARNINGS PER SHARE:                             $0.40             $0.41

See Notes to Consolidated Condensed Financial Statements

                          1ST BANCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)



                                                                      Three Months Ended
                                                                         September 30,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
Net Cash Flows From Operating Activities:
   Net earnings                                                    $    441       $    455
   Adjustments to reconcile net cash
      provided by operating activities:
      Depreciation and amortization                                     134            105
      Amortization of mortgage servicing rights                          75             46
      Gain on sales of loans                                           (143)           (61)
      (Gain) loss on sales of securities                                  5             (6)
      Net change in loans held for sale                              (2,505)           420
      Provision for loan losses                                         150             90
      Change in accrued interest receivable                             116            494
      Change in prepaid expenses and other assets                     4,020          4,015
      Change in accrued expenses and other liabilities                 (201)          (608)
      Loss on investment in limited partnership                          25             32
                                                                   --------       --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,117          4,982
                                                                   --------       --------

Cash Flows From Investing Activities:
    Purchase of securities held to maturity                              --             --
    Proceeds from maturity of securities held to maturity             6,815          4,207
    Purchase of securities available for sale
          and trading account securities                             (4,778)        (2,998)
    Proceeds from maturities of securities available for sale         1,804          2,007
    Proceeds from sales of securities available
          for sale and trading account securities                     2,983          6,017
    Change in loans, net                                             (7,821)        (4,510)
    Purchases of equipment                                              (43)           (14)
    Purchases of stock of FHLB of Indianapolis                         (450)            --
                                                                   --------       --------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (1,490)         4,709
                                                                   --------       --------

Cash Flows From Financing Activities:
    Change in deposits                                               (1,895)        (9,452)
    Proceeds from FHLB advances and other borrowings                  9,000         10,996
    Repayment of FHLB advances and other borrowings                      --        (11,045)
    Proceeds from issuance of common stock                               82             85
    Purchase and retirement of common stock                              --           (305)
    Payment of dividends on common stock                                (73)           (69)
    Change in advance payments by borrowers
          for insurance and taxes                                       342            263
                                                                   --------       --------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              7,456         (9,527)
                                                                   --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             8,083            164

Cash and Cash Equivalents at Beginning of Period                     16,163         20,294
                                                                   --------       --------

Cash and Cash Equivalents at End of Period                         $ 24,246       $ 20,458
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

Note 2.  Earnings Per Share

Earnings per share (EPS) have been computed on the basis of the weighted average number of common shares outstanding and the dilutive effect of stock options not exercised during the periods presented using the treasury stock method. The weighted average number of shares outstanding for use in the basic EPS computations was 1,096,173 and 1,098,690 for the three months ended September 30, 1998 and 1997, respectively. The weighted average number of shares for use in the dilutive EPS computations was 1,110,055 and 1,103,132 for the three months ended September 30, 1998 and 1997, respectively.

Note 3.  Stock Purchase Plans

1ST BANCORP (the "Corporation") maintains an Employee Stock Purchase Plan (the "Plan") whereby full-time employees of First Federal Bank, A Federal Savings Bank (the "Bank"), First Financial Insurance Agency, Inc. ("First Financial"), and First Title Insurance Company ("First Title") can purchase the Corporation's common stock at a discount. The purchase price of the shares under the Plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is lesser. A total of 24,523 authorized but unissued shares were reserved for issuance under the Plan. A total of 4,479 shares were issued and purchased by employees in the first quarter of fiscal year 1999 for the fiscal 1998 plan year. The Plan was suspended effective June 30, 1998, pursuant to the terms of the definitive agreement signed on August 5, 1998, by 1ST BANCORP and German American Bancorp which outlined terms for the Corporation to be merged with and into German American Bancorp.

Note 4.  Stock Option Plan

The Corporation has a stock option plan under which 260,466 authorized but unissued shares of common stock were reserved. As of September 30, 1998, 25,200 incentive stock options were outstanding with certain key officers. An additional 2,961 shares remain reserved for future grant. All other options have been exercised or have expired. No additional options can be granted pursuant to the definitive agreement between 1ST BANCORP and German American Bancorp.

Note 5.  Reclassifications

Certain  amounts  in the  fiscal  year  1998  consolidated  condensed  financial
statements   have  been   reclassified  to  conform  to  the  fiscal  year  1999
presentation.

Item 2.                  1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

 (a)  Financial Condition:

The Corporation's goal is to continue to increase net interest income while maintaining its mortgage banking operations to provide non-interest income to augment overall profitability. To achieve this goal, the Corporation has targeted a smaller securities portfolio and is concentrating efforts on retail loan originations and loan purchases through correspondent and broker agreements.

Total assets aggregated $267,997,000 at September 30, 1998, compared to total assets of $260,149,000 at June 30, 1998, an increase of 3.01%.

Cash and cash equivalents increased by $8,083,000, or 50.01%, to $24,246,000 at September 30, 1998, from $16,163,000 at June 30, 1998. Securities held to maturity, which consist of U.S. Agency securities, decreased by $6,815,000, or 34.85% to $12,738,000 at September 30, 1998, from $19,553,000 at June 30, 1998.
The decline in the level of held to maturity securities resulted from the exercise of the call feature by the issuer of the securities. At September 30, 1998, securities available for sale remained stable at $15,603,000 compared to $15,504,000 at June 30, 1998. There were no trading account securities at September 30, 1998 or June 30, 1998.

The overall decline in the level of securities is a part of the Corporation's asset/liability management strategy to shift funds from the securities portfolios into the loan portfolios as the securities are called or mature rather than replacing the securities. This strategy is being undertaken to continue the expansion of the Bank's net interest margin. The increased level of cash and cash equivalents resulted from the timing of the inflow of cash from loan sales and called securities and the funding of loan production.

Net loans receivable (including loans held for sale) increased by $10,365,000, or 5.52%, to $198,104,000 at September 30, 1998, from $187,739,000 at June 30,
1998. The increase in net loans receivable is attributable to residential mortgage loan production. Growth occurred primarily in the nonconforming mortgage loan portfolio and to a lesser degree in the conforming mortgage loan portfolio.

During the three months ended September 30, 1998, the Bank funded $37.7 million of loans compared to $17.7 million of loans during the three months ended September 30, 1997. The increase in total loan production is attributable to three primary factors. First, mortgage loan rates are at or near historically low levels which has resulted in increased loan production.

Second, during the fourth quarter of fiscal year 1997, the Bank's nonconforming loan operations were restructured. All loan origination offices were closed except the Evansville, Indiana loan origination office and all administrative functions were transferred to the main office in Vincennes, Indiana. As a result of this restructuring, retail and wholesale loan production was negatively effected in the first quarter of fiscal year 1997.

                          1ST BANCORP AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Finally, during the first quarter of fiscal year 1998, the Bank implemented correspondent loan agreements to purchase loans from third parties. This program was fully operational in the first quarter of fiscal year 1999 resulting in an increased level of purchased loans. Loans purchased from third parties totaled $5.5 million for the quarter ended September 30, 1998 compared to $520,000 for the same period of the prior year.

During the three months ended September 30, 1998, nonconforming residential mortgage lending constituted $12.3 million, or 32.6%, of total loans funded during the period compared with $5.6 million, or 31.6%, of total loans funded during the three months ended September 30, 1997. Nonconforming residential loans increased to $88.6 million at September 30, 1998, compared to $81.0 million at June 30, 1998.

During the fourth quarter of fiscal year 1997, the Bank implemented an indirect auto lending program in its Vincennes, Indiana market area. Indirect auto loan fundings during the three months ended September 30, 1998 totaled $1.5 million. The indirect auto loan portfolio totaled $9.2 million at September 30, 1998.

At September 30, 1998, nonaccrual loans, real estate owned ("REO"), and repossessed assets totaled $4,643,000, or 1.73% of total assets. This compares to $4,421,000 of nonaccrual loans, REO, and repossessed assets or 1.70% of total assets, at June 30, 1998. Overall, the upward trend in nonaccrual loans is attributable to residential one-to-four family mortgage loans. In particular the Bank's nonconforming loan delinquencies have increased. Over the past four fiscal years the Bank has expanded its residential one-to-four family nonconforming loan portfolio to increase its net interest margin. While the larger nonconforming loan portfolio has been successful in expanding the net interest margin, the credit risk associated with these loans has contributed to the increased level of delinquencies, nonaccrual loans, and real estate owned.

Loan quality continues to be of major importance to the Bank and strong efforts are being made to ensure loan quality. In an effort to mitigate potential losses and reduce non-performing assets, additional collection personnel have been hired, more stringent collection practices have been implemented, and the portfolio 100% nonconforming second mortgage loan program was discontinued. In addition, loan loss allowances have been increased to prepare for potential future losses in the loan portfolio.

The table below sets forth the amounts and categories of 1ST BANCORP's nonaccrual loans, REO, and repossessed assets for the balance sheet dates presented. Loans are reviewed regularly and are generally placed on nonaccrual status when they become contractually past due more than 90 days.


                                                               September 30,      June 30,
                                                                    1998             1998
Nonaccrual loans, REO, and repossessed assets:
   Nonaccrual loans                                              $3,849,000       $3,491,000
   REO and repossessed assets (1)                                   794,000          930,000
   Restructured loans                                                    --               --

Total nonaccrual loans, REO, and repossessed assets              $4,643,000       $4,421,000
Nonaccrual loans, REO and repossessed assets to total assets           1.73%            1.70%


(1) Certain assets acquired through repossession, foreclosures, or deeds in lieu of foreclosure, which are included in the Consolidated Condensed Statements of Financial Condition as real estate owned and repossessed assets.

During the three months ended September 30, 1998, the Bank established, through operations, provisions for loan losses totaling $150,000 compared to $90,000 during the same three months of the prior year. The Bank's allowance for loan loss increased to $1,540,000 at September 30, 1998 from $1,465,000 at June 30, 1998.

Prepaid expenses and other assets decreased by $4,046,000 to $5,639,000 at September 30, 1998 from $9,685,000 at June 30, 1998. The decrease was primarily the result of the completion of a $3.9 million loan sale.

Deposits aggregated $115,868,000 at September 30, 1998 compared to $117,763,000 at June 30, 1998. The modest decline in the level of deposits included both retail and brokered funds. Federal Home Loan Bank ("FHLB") advances increased by $9,000,000, or 7.80%, to $124,381,000 at September 30, 1998 compared to
$115,381,000 at June 30, 1998. FHLB advances were a lower cost source of funds than retail or brokered funds during quarter ended September 30, 1998. Therefore, FHLB advances were used to fund loan portfolio growth.

Accrued expenses and other liabilities increased modestly to $2,414,000 at September 30, 1998, compared to $2,190,000 at June 30, 1998. Advance payments by borrowers for taxes and insurance increased to $704,000 at September 30, 1998 compared to $362,000 at June 30, 1998. Accrued interest payable on deposits decreased to $233,000 at September 30, 1998, from $598,000 at June 30, 1998. The fluctuation in these categories were due to timing differences that occurred in the normal course of business.

(b)  Results of Operations:

During the three months ended September 30, 1998, 1ST BANCORP's net earnings remained stable at $441,000, or $0.40 per share, compared to net income of $455,000, or $0.41 per share, for the three months ended September 30, 1997.

Net interest income before provision for loan losses increased to $1,719,000 during the three months ended September 30, 1998, as compared to $1,578,000 during the three months ended September 30, 1997. The increased level of net interest income was primarily the result of an increased net interest margin. The net interest margin increased to 2.75% for the three months ended September 30, 1998 as compared to 2.49% for the three months ended September 30, 1997.

As a part of the Bank's asset/liability strategy during fiscal year 1998 and fiscal year 1999, the mix of interest earning assets was changed. As securities matured or were called by the issuer, the funds were reinvested in the Bank's mortgage loan and consumer loan portfolios. This strategy has allowed the Bank's yield on earning assets to increase during a period of declining market interest rates. In addition, the increased earning asset yield enabled gross interest income to remain stable despite a modestly lower average level of earning assets during the first quarter of fiscal year 1999 compared with fiscal year 1998.

For the quarter ended September 30, 1998, the Bank's cost of funds and gross interest expense were both lower as compared to same quarter of the prior year. As a part of the Bank's asset/liability strategy during fiscal year 1998 and fiscal year 1999, the Bank used FHLB advances to replace brokered deposits which matured. FHLB advances represented a lower cost funding source during the periods than brokered deposits. Also contributing to the lower funding costs was an overall decline in market interest rates and a modestly lower average level of costing liabilities.

As previously stated, the Bank has placed into portfolio "A+", "A" and "B+" rated nonconforming residential mortgage loans. To mitigate the credit risk associated with nonconforming loans, provisions for loan losses were increased. During the three month ended September 30, 1998, provisions for loan losses have aggregated $150,000 compared to loan loss provisions of $90,000 during the same period of the previous fiscal year.

Non-interest income for the three months ended September 30, 1998 totaled $493,000 compared to $369,000 for the three months ended September 30, 1997. The increased non-interest income resulted primarily from a higher level of loan sales and a corresponding increased gain on sales of loans and from increased activity by First Title Insurance Company.

The gain on sales of mortgage loans totaled $143,000 during the three months ended September 30, 1998, compared to $61,000 during the same period of the prior year. The increased gain on sales of loans is primarily attributable to an increased volume of loan sales. Loan sales totaled $12.4 million during the three months ended September 30, 1998, compared to $5.1 million for the three months ended September 30, 1997. The declining interest rate environment presented market opportunities for the Bank to complete conforming loan sales to mitigate prepayment risk which contributed to the increased loan sales. In addition, the increased volume of loan sales was due in part to a significant increase in the volume of loan production during the quarter ended September 30, 1998, as compared with the same period of the prior year.

Other non-interest income increased to $285,000 during the three months ended September 30, 1998, compared with $219,000 during the three months ended September 30, 1997. The increase is attributable to additional income from the operations of First Title Insurance Company. During the third quarter of fiscal year 1998, the Corporation acquired the assets of an existing independent title and abstract company. The assets of the acquired company were merged into the previously inactive subsidiary, First Title Insurance Company. First Title sells title insurance as an agent for Chicago Title Insurance Company, Ticor Title Insurance Company, and Stewart Title Guaranty Company.

Non-interest expense totaled $1,436,000 for the three months ended September 30, 1998, compared to $1,237,000 for the three months ended September 30, 1997. The increased non-interest expense is largely attributable to expanded operations by First Title Insurance Company and expenses relating to administrative costs associated with the pending merger of 1ST BANCORP into German American Bancorp.

Compensation and employee benefits expense increased to $805,000 for the three months ended September 30, 1998,compared to $663,000 for the three months ended September 30, 1997. Increased expenses associated with the employee's retirement plan, the management incentive plan, and the director's deferred compensation program for the period ended September 30, 1998, compared with the same period of the prior year resulted in a portion of the increased expense. Expanded operations and the corresponding expanding staffing for First Title also contributed to the increased compensation expense.

Other non-interest expense increased to $453,000 for the three months ended September 30, 1998, compared to $406,000 for the three months ended September 30, 1997. These increases resulted from various administrative expenses associated with the pending merger of 1ST BANCORP and German American Bancorp and expanded operations by First Title Insurance Company.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a minimum core capital ratio of 3 percent. Additionally, savings institutions are required to meet a risk-based capital ratio equal to 8.0% of risk-weighted assets. At September 30, 1998, the Bank met all current capital requirements.



The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 1998:

                              Tangible            Core              Risk-Based
                              Capital            Capital              Capital

Regulatory Capital            $22,906,000       $22,906,000         $23,987,000
Minimum Capital Requirement     4,010,000         8,020,000          12,593,000

Excess Capital                $18,896,000       $14,886,000         $11,394,000

Regulatory Capital Ratio             8.57%             8.57%              15.24%
Required Capital Ratio               1.50%             3.00%               8.00%


During the quarter ended September 30, 1998, 1ST BANCORP paid a $0.0667 cash dividend per share. This is the twenty third consecutive quarterly dividend 1ST BANCORP has paid to shareholders.

Liquidity measures the Bank's ability to meet savings withdrawals and lending commitments. Management believes that liquidity is adequate to meet current requirements, including the funding of $24.5 million in loan commitments and $2.2 million of loans in process outstanding at September 30, 1998. The majority of these commitments are expected to be funded within the three month period ending December 31, 1998. At September 30, 1998, the Bank had $5.6 million in outstanding commitments to sell mortgage loans. The Bank maintains liquidity of at least 4% of net withdrawable assets as required by current liquidity regulations. The average regulatory liquidity ratio for the month ended September 30, 1998 was 8.36%.

The Year 2000 issue is the result of potential problems with the programming code in existing computer systems as the Year 2000 approaches. An assessment of the impact of the Year 2000 issue on the Corporation's computer system has been completed. Management is closely monitoring the progress of the systems in place toward Year 2000 compliance.

The Bank's records are primarily maintained by a third-party data center. The Corporation also relies on third party vendors to provide data processing capabilities. Formal communications from the data center and other service providers indicate reprogramming will be completed within a sufficient time frame to allow adequate testing to ensure continuing operations in the Year
2000. Completion of testing for Year 2000 compliance is expected by June 30, 1999. Management believes the Year 2000 issue will not pose significant operational problems for the Corporation's computer systems.

Expenses related to upgrading the computer systems and software for Year 2000 compliance are estimated to be $200,000. At September 30, 1998, approximately $130,000 of this amount had already been expended in connection with Year 2000 compliance. Management does not consider the cost to the Corporation of these Year 2000 compliance activities to be material to the financial position or results of operations in any given year.

On August 5, 1998 1ST BANCORP and German American Bancorp ("German American") jointly announced the signing of a definitive agreement (the "Agreement") pursuant to which the Corporation will be merged with and into German American (the "Merger"). The Agreement provides that upon the effective date of the Merger, the shareholders of the Corporation would receive shares of common stock of German American with an aggregate value of $57,120,000 based on market prices during a period of 15 days ending on the second trading date before closing. To determine the total number of shares German American will issue, the companies will value the German American common stock by calculating the average closing bid/asked quotations for German American common stock during the 15 trading days ending on the second day prior to the closing date and dividing $57,120,000 by that average value. If, however, the average value exceeds $33 per share, then the total number of shares will equal 1,730,909 ($57,120,000 divided by $33). Similarly, if the average value is below $28, then the total number of shares will equal 2,040,000 ($57,120,000 divided by $28). German American is listed on the Nasdaq National Market System (symbol: GABC). On November 4, 1998, the average of the closing bid/asked quotations for German American common stock was $24.125 per share. Assuming, for purposes of illustration only, that the average value remains $24.125 during the 15 day valuation period, then German American will issue an aggregate 2,040,000 shares of German American common stock (or
1.8188 shares of German American common stock with an average value of $43.88 for each share of 1ST BANCORP common stock assuming 1,121,588 outstanding shares of 1ST BANCORP common stock at the closing).

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

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

               Exhibit 3b Restated Code of By-Laws of Registrant (incorporated by reference to Exhibit 3b to Registrant's Form 10-K for the year ended June 30,
                              1994)

               Exhibit 27     Financial Data Schedule

b) The Registrant filed a Report on Form 8-K on August 6, 1998, announcing the signing of a definitive agreement pursuant to which 1ST BANCORP will be merged with and into German American Bancorp.

         The Registrant file a Report on Form 8-K on November 6, 1998, announcing first quarter fiscal year 1999 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              1ST BANCORP


Date: November 13, 1998                       By:  /s/   C. James McCormick
                                              -----------------------------
                                              C. James McCormick, Chairman and
                                              Chief Executive Officer


Date: November 13, 1998                       By:  /s/   Frank D. Baracani
                                              ----------------------------
                                              Frank D. Baracani, President


Date: November 13, 1998                       By:  /s/   Mary Lynn Stenftenagel
                                              ---------------------------------
                                              Mary Lynn Stenftenagel,
                                              Secretary-Treasurer and
                                              Chief Accounting Officer